Form 10-K
period 1995-12-31
WELLS REAL ESTATE FUND III L P
filed 1996-04-16
CIK 838856

F-7
4

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [Fee Required]

For           the           fiscal           year
ended
December 31, 1995
or

[ ] Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

For          the          transition         period
from
to _____________________________
Commission file number       0-18407
                                                       Wells
Real
Estate            Fund           III,            L.
P.
(Exact name of registrant as specified in its charter)


Georgia
58-1800833
(State          or         other         jurisdiction
of
(I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross,
Georgia
30092
(Address        of       principal       executive
offices)
(Zip code)

Registrant's    telephone    number,    including    area
code
(770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:

                    Title          of         each
class
Name of exchange on which registered

None
None

Securities registered pursuant to Section 12(g) of the Act:

                          CLASS A UNITS
____________________________________________________________
_____
_____________
                        (Title of Class)

                          CLASS B UNITS
____________________________________________________________
_____
_____________
                        (Title of Class)

      Indicate by check mark whether the registrant (1) has
filed
all  reports required to be filed by Section 13 or 15(d)  of the
Securities  Exchange Act of 1934 during the preceding  12
months
(or  for such shorter period that the registrant was
required  to
file  such  reports),  and (2) has been subject  to  such
filing
requirements for the past 90 days.
Yes  X    No

Aggregate  market  value  of  the  voting  stock  held  by
non-
affiliates:                         Not
Applicable
                             PART I

ITEM 1.  BUSINESS.

General

Wells  Real  Estate  Fund  III, L.P. (the  "Partnership")
is  a
Georgia public limited partnership having Leo F. Wells, III
and
Wells Capital, Inc., a Georgia corporation, as General
Partners.
The Partnership was formed on July 31, 1988, for the purpose of
acquiring,    developing,   constructing,   owning,
operating,
improving,   leasing  and  otherwise  managing  for
investment
purposes income-producing commercial or industrial properties.

On October 24, 1988, the Partnership commenced a public
offering
of  its  limited  partnership units pursuant to  a
Registration
Statement filed on Form S-11 under the Securities Act  of
1933.
The Partnership terminated its offering on October 23, 1990,
and
received    gross    proceeds   of   $22,206,319
representing
subscriptions from 2,700 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

As  of December 31, 1995, the Partnership owned interests in the
following  properties:  (i) the Greenville Property,  an
office
building  in  Greenville, North Carolina, (ii)  the  Atrium, an
office building in Houston, Texas, (iii) the Brookwood
Grill,  a
restaurant  located  in Roswell, Georgia, (iv)  the
Stockbridge
Village  Shopping  Center, a retail shopping center  located in
Stockbridge, Georgia, southeast of Atlanta, (v) the G.E.
Office
Building   located   in   Richmond,  Virginia,   and   (vi)
an
office/retail  center  currently  being  developed  in
Roswell,
Georgia.   All of the foregoing properties were acquired  on
an
all cash basis and are described in more detail in Item 2
below.
The  lease  on the Atrium Building in Houston, which
contributes
to  the  revenue of the Partnership, will expire in June,
1996.
If  the Partnership is unable to obtain a new tenant, the
income
generated  to  the  Partnership may decrease.   See  the
detail
discussion in Item 2.

Employees

The Partnership has no direct employees.  The employees of
Wells
Capital,  Inc., a General Partner of the Partnership
perform  a
full  range  of  real  estate  services  including  leasing
and
property  management, accounting, asset management and
investor
relations  for  the Partnership.  See Item 11 - compensation of
General   Partners  and  Affiliates  for  a   summary   of
the
compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1995.

Insurance

Wells  Management  Company, Inc., an affiliate  of  the
General
Partner,  carries comprehensive liability and extended
coverage
with  respect to all the properties owned directly or
indirectly
by  the  Partnership.   In  the opinion  of  management  of
the
registrant,    the    properties   are    adequately
insured.
Competition

The  Partnership  will experience competition for  tenants
from
owners and managers of competing projects which may include
the
General  Partners  and  their  affiliates.   As  a  result,
the
Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.  PROPERTIES.

The  Partnership  owns six properties directly  or  through
its
ownership in joint ventures of which three are office
buildings,
one  a restaurant, one a retail building and one a
retail/office
project  under  construction.  The  Partnership  does  not
have
control  over the operations of the joint ventures; however, it
does exercise significant influence.  Accordingly,
investment in
joint ventures is recorded on the equity method.  As of
December
31, 1995, these properties were 97.25% occupied, down from
99.4%
at  December  31,  1994, 98.6% at December 31, 1993,  98.67%
at
December 31, 1992, and up from 84.12% at December 31, 1991.

      The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1995, assuming no exercise of renewal options or termination rights:

                   Number      of
Annualized
Partnership's            Percentage of       Percentage of
Year   of  Lease       Leases            Square
Gross
Share of Annualized       Total Square     Total Annualized
    Expiration        Expiring    Feet  Expiring   Base
Rent(1)
Gross Base Rent(1)     Feet Expiring          Base Rent

    1996 (2)      1     119,000         $1,996,852$686,917
48.8%     50.9%
    1997                  9      23,083             295,318
201,729   9.5% 7.5%
    1998                  6      15,548             181,253
118,718   6.4% 4.6%
    1999                  3        5,359              73,197
41,942    2.2% 1.9%
    2000 (3)      1       43,000             527,425302,215
17.6%     13.5%
    2001 (4)      2       30,762             694,824554,694
12.6%     17.7%
    2002                  2        7,130            151,599
86,866    2.9% 3.9%
    2003                  -               -             -
- -    -    -
    2004          -          -       -         -        -
- -
       2005                    -                 -
- -
- -        -.         .
           24            243,882        $3,920,468
$1,993,081      100.0%
100.0%

(1) Average monthly gross rent over the life of the lease, annualized.

(2)   Expiration  of Lockheed Engineering and  Science
Company,
Inc. at The Atrium.

(3)  Expiration of General Electric.

(4) Expiration of IBM with 23,322 square feet at the Greenville
Property and the Brookwood
     Grill with 7,440 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1995:

The Greenville Property

On  June 30, 1990, the Partnership acquired a 2.34 acre
tract of
land  located  in  Greenville, North Carolina  (the
"Greenville
Property")  for  a  purchase price  of  the  land  of
$576,350,
including  acquisition expenses for the purpose  of
developing,
constructing   and   operating  a  two-story   office
building
containing approximately 34,300 rentable square feet.

The occupancy rate at the Greenville Property was 100% in 1995,
100% in 1994, 95% in 1993, 94% in 1992, and 67% in 1991.

The  average  effective annual rental per  square  foot  at
the
Greenville Property was $17.01 for 1995, $16.73 for 1994,
$16.74
for 1993, $14.91 for 1992 and $9.75 for 1991.

Two tenants occupy ten percent or more of the rentable square footage - International Business Machines Corporation
("IBM"), a
business machine corporation and Team YASNY (McDonald's) a fast-food restaurant chain.

The  Partnership entered into a net lease with IBM for a
portion
of the first floor and the entire second floor of the
Greenville
Property representing approximately 23,300 rentable square
feet
or  approximately  67% of the Greenville Project.   The
initial
term of the IBM lease is nine years and ten months and
commenced
in April of 1991.  IBM has the option to extend the initial
term
of  the lease for two consecutive five-year periods.  The
annual
base  rent payable under the IBM lease is $462,242, net  of
all
expenses of operation, and is payable in monthly
installments of
$38,520.17.   The annual base rent will increase  in  the
sixth
year  of  the initial term of the lease to $478,101  payable in
equal   monthly  installments  of  $39,841.75  and  will
remain
constant for each of the subsequent years in the initial term of the lease. In addition to the base rent, IBM is required to pay additional rent equal to its share of all operating expenses during the lease term.

The lease provides IBM with the right of first refusal to purchase the Greenville Project should the Partnership receive a bona fide offer from the third party to purchase the Greenville
Project during the term of the lease. IBM also has the right of first refusal to lease all or a portion of any space which may from time to time become available. In addition, on April 15,
1996, five years after the commencement date of the lease, IBM is entitled to lease approximately 5,000 additional rentable square feet designated by the Partnership. Such space will be contiguous to the initial space taken by IBM under its lease.
The IBM lease also provides that the Partnership will not lease or consent to any sublease to any entity which, as a major part of its business engages in sales and services similar to those of IBM.

Team  YASNY's  original lease represented 3,122 rentable
square
feet.  In 1994, Team YASNY expanded and increased their
rentable
space  on  additional 1,232 square feet for  a  total  of
4,354
rentable square feet. The Team YASNY lease calls for an annual rent of $50,150 in 1995, $51,717 in 1996, and $53,200 in
1997.
The Team YASNY lease expires September 30, 1997.

Fund II and Fund III Joint Venture

On  April 3, 1989, the Partnership formed a joint venture,
Fund
II  and  Fund  III  Associates  (the  "Fund  II-Fund  III
Joint
Venture") with an existing joint venture (the "Fund II-Fund
II-
OW  Joint Venture") formed by Wells Real Estate Fund II
("Wells
Fund  II"), a Georgia public limited partnership having  Leo
F.
Wells,  III  and  Wells Capital, Inc., a Georgia corporation as
General Partners;  and Wells Real Estate Fund II-OW ("Wells
Fund
II-OW"),   a  Georgia public limited partnership having  Leo
F.
Wells,  III  and  Wells Capital, Inc., a Georgia corporation as
General  Partners;   Wells  Fund II and  Wells  Fund  II-OW
are
affiliated with the Partnership through common general
partners
with  investment objectives substantially identical to those of
the   Partnership.   The  Partnership  owns  interests  in
the
following  two  properties through the Fund  II-Fund  III
Joint
Venture:

The Atrium

In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan
Houston, in
Nassau Bay, Harris County, Texas, known as "The Atrium at
Nassau
Bay" (the "Atrium").

The  funds used by the Fund II-Fund III Joint Venture to
acquire
the  Atrium were derived from capital contributions made to
the
Fund  II-Fund III Joint Venture by the Fund II-Fund II-OW
Joint
Venture  and  the Partnership in the amounts of  $8,327,856
and
$2,538,000,    respectively,   for   total    initial
capital
contributions of $10,865,856.  As of December 31, 1995, the
Fund
II-Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II - Fund
II-OW Joint Venture holds an approximately 66% equity interest in the Fund II - Fund III Joint Venture, and the Partnership holds approximately 34% equity interest in the Fund II - Fund
III Joint Venture.

The Atrium was first occupied in 1987 and contains
approximately
119,000  net rentable square feet.  Each floor of the Atrium is
currently  under  a separate lease to Lockheed  Engineering
and
Science Company, Inc., a wholly-owned subsidiary of the
Lockheed
Company, each of which leases have terms of approximately
eight
years  and  expire on June 30, 1996.  The leases do not
contain
any  provisions  for  extension.  The  Fund  II-Fund  III
Joint
Venture is responsible for operating expenses of up to $4.50 per
square  foot for the first four years and $4.75 per square
foot
thereafter.   The  tenant under each lease is  required  to
pay
certain  operating expenses including expenses relating  to
its
share of the building in excess of $4.50 per square foot
paid by
the  Joint Venture for the first four lease years and $4.75
per
square foot for the remaining term.  Under the terms of each of
the  leases,  the tenant is responsible for all maintenance
and
repair  work,  as  well as all utilities, taxes,  insurance
and
similar  expenses with respect to the Atrium in  excess  of
the
amounts specified above.  The leases for each of the four
floors
of  the  building are identical, except as to their base
monthly
rentals.   The  leases for the Atrium currently  provide
for  a
monthly base rent of $185,298 until the expiration of said lease in June 1996.

The occupancy rate at the Atrium Property was 100% and the average effective annual rental per square foot was $17.47 for the five years ended December 31, 1995.

The Lockheed lease will expire on June 30, 1996, and renewal is
not  expected  at this time.  The Partnership has  responded to
various  potential tenants regarding their leasing  portions of
the  Atrium  should  Lockheed not  renew.   In  the  event
that
Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium
Property could decrease significantly. In addition, even if the
Partnership is able to obtain leases with new tenants for the
Lockheed Project, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners in the year tenants are acquired.

The Brookwood Grill Property

On January 31, 1990, the Fund II-Fund II-OW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell,
Fulton  County, Georgia (the "880 Property").  The Fund  II-
Fund
II-OW Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

On September 20, 1991, the Fund II-Fund II-OW Joint Venture contributed the 880 Property, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II-Fund III Joint Venture. As of September 20, 1991, the Fund II-Fund II-OW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of the 880 Property.

As  of  September 20, 1991, a lease agreement was  entered
into
with the Brookwood Grill of Roswell, Inc. for the
development of
approximately 1.5 acres and the construction of a  7,440
square
foot  restaurant.  This site, which opened early March 1992, is
the  second location in the Atlanta area for what is
anticipated
as  a  southeastern chain of restaurants similar in  concept to
Houston's,   Ruby  Tuesday,  and  Friday's.    This   chain
is
principally  owned  by  David  Rowe,  an  Atlanta  real
estate
developer  of  Kroger  shopping centers, and  several
operating
partners  formerly with Houston's.  The terms of the lease
call
for  an  initial  term  of  9 years  and  11  months,  with
two
additional  10-year option periods.  The agreement calls
for  a
base  rental of $217,006 per year for Years 1 through 5,
with  a
15%  increase  for  the remainder of the initial  term.
Rental
rates  for  all  option periods will be based on the
prevailing
market  values and rates for those periods.  Under the terms of
the  lease,  the Fund II-Fund III Joint Venture was required to
make  certain  improvements for the development and
construction
of   the   restaurant  building  together  with  parking
areas,
driveways,  landscaping and other improvements  as  agreed
The
Fund II-Fund III Joint Venture has expended approximately
$1,100,000 for such improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The  occupancy rate for the Brookwood Grill, a sole tenant,
was
100%  for  1995,  1994,  1993 and 1992.  The  average
effective
annual  rental per square foot at the Brookwood Grill is
$30.21
for  1995,  $30.21 for 1994 and 1993, and $24.60 for  1992,
the
first year of occupancy.

As  of  December 31, 1995, the Fund II-Fund II-OW Joint
Venture
and the Partnership had made total contributions to the Fund
II-
Fund   III   Joint  Venture  of  approximately  $2,128,000
and
$1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill property, and the Partnership holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 acres of land comprising the 880 Property was contributed to a new joint venture, Fund
II,  III,  VI  and  VII  Associates by Fund  II-Fund  III
Joint
Venture.  This property is described below.

Fund  II,  III,  VI  and  VIII  Associates/Holcomb  Bridge
Road
Property.

On  January 10, 1995, Fund II-Fund III Joint Venture; Wells
Real
Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a
Georgia limited partnership, as general partners; and Wells
Real
Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners,
L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture").
Wells Partners, L.P. is a private limited partnership having
Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells
Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

In January, 1995, the Fund II-Fund III Joint Venture
contributed
approximately  4.3 acres of land at the intersection  of
Warsaw
Road  and Holcomb Bridge Road in Roswell, Fulton County,
Georgia
(the  Holcomb  Bridge Road Property) including land
improvements
with a book value of $1,729,116 to the Fund II, III, VI and
VII
Joint   Venture.   Development  is  underway  on  two
buildings
containing  a total of approximately 48,000 square feet;
26,000
square feet to be developed as office space and 22,000 square feet to be developed as retail space. As of December 31, 1995, leases were signed with Bertucci's Restaurant Corporation for
5,935 square feet, Air Touch Cellular for 3,046 square feet and
Townsend Tax for 1,389 square feet. Initial occupancy occurred in February 1996.

As  of  December 31, 1995, Fund II - Fund III Joint Venture
had
contributed   $1,729,116  in  land  and  improvements   for
an
approximate 33% equity interest, Wells Fund VI had contributed
$982,691 toward the construction for an approximate 19% equity interest, and Wells Fund VII had contributed $2,500,000 for an approximate 48% equity interest. As of December 31, 1995, the
Partnership held an approximate 12% equity interest in the Fund
II, III, VI, and VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property, excluding land, is currently estimated to be approximately $4,000,000, and it is anticipated that the remaining approximate $517,000 will be contributed
$260,000 by Wells Fund VI and $257,000 by Wells Fund VII.
The
Partnership is not obligated to provide any additional funding on the Holcomb Bridge Property.




Fund III and Fund IV Joint Venture

On  March  27, 1991, the Partnership and Wells Real Estate
Fund
IV, L.P. ("Wells Fund IV"), a Georgia public limited
partnership
having  Leo  F. Wells, III and Wells Partners, L.P.  as
General
Partners, entered into a Joint Venture Agreement known  as
Fund
III  and  Fund  VI  Associates (the "Fund III -  Fund  IV
Joint
Venture").   As  set  forth above, Wells  Partners,  L.P.
is  a
private  limited  partnership  having  Wells  Capital,
Inc.,  a
General Partner of the Partnership, as its sold general
partner.
The  investment  objectives of Wells Fund IV  are
substantially
identical to those of the Partnership.  The Partnership
holds an
approximate 57.3% equity interest in the Fund III-Fund IV
Joint
Venture  which owns and operates the multi-tenant retail
center
and  an  office  building described below.  As of  December
31,
1995, the Partnership had contributed $8,119,603 and Wells
Fund
IV   had  contributed  $6,131,677  for  total  contributions
of
$14,251,280 to the Fund III - Fund IV Joint Venture for the acquisition and development of the two properties as described below.

The Stockbridge Village Shopping Center

On April 4, 1991, the Fund III - Fund IV Joint Venture
purchased
13.62 acres of real property located in Clayton County,
Georgia,
for  the  purchase  price  of $3,057,729  including
acquisition
costs, for the purpose of developing, constructing and
operating
a  shopping  center  known as the Stockbridge  Village
Shopping
Center   ("Stockbridge  Property").  The  Stockbridge
Property
consists   of   a   multi-tenant  shopping   center
containing
approximately 113,011 square feet of which approximately
64,097
square  feet is occupied by the Kroger Company, a retail
grocery
chain.  The lease with the Kroger Company is for an initial
term
of  20  years  commencing November 14, 1991, with an  option to
extend for four consecutive five-year periods.  The annual
base
rent  payable under the Kroger lease during the initial term is
$492,692.   The remaining 48,914 square feet is composed  of
12
separate  retail  spaces  and  3 free-standing  buildings.
The
occupancy  rates at the Stockbridge Property were 93%  in
1995,
97%  in  1994,  95% in 1993, 97% in 1992 and 84% in  1991.
The
average  effective  annual  rental  per  square  foot   at
the
Stockbridge Property was $10.16 for 1995, $10.26 for 1994,
$9.13
for 1993, $7.34 for 1992 and $5.13 (annualized) for 1991.

As of December 31, 1995, the Partnership had contributed a
total
of  $4,515,042  and  Wells Fund IV had contributed  a  total of
$5,047,132  to  fund the total cost of approximately
$9,562,000
for the acquisition and development of the Stockbridge
Property.

The G.E. Building/Richmond

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July
1, 1992 for a purchase price of $4,687,600.

The  entire  G.E. Building is currently under  a  net  lease to
General  Electric ("G.E."), a corporate office for the
lighting
division.   The  annual base rent payable is currently
$530,742
with  annual base increases of 2%  The G.E. lease expires
March
31,  2000, with an option to extend the lease for one
additional
five-year  period.  The occupancy rate at the G.E. Building
was
100%  for  the  years ended December 31, 1995, 1994,  1993,
and
1992, the first year of ownership.  The average effective
annual
rental per square foot at the G.E. Building is $12.27 for
1995,
1994,  1993,  and  1992.  As of December 31, 1995,  a  total of
$4,689,106  had been incurred for the acquisition  of  the
G.E.
Building.   Of this amount, Wells Fund IV contributed
$1,084,545
and  the Partnership contributed $3,604,561 to the Fund III-
Fund
IV Joint Venture.

ITEM 3.  LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

No  matters  were  submitted to a vote of the  Limited
Partners
during the fourth quarter of 1995.


                             PART II

ITEM  5.   MARKET  FOR PARTNERSHIP'S UNITS AND RELATED
SECURITY
HOLDER MATTERS.

As   of  February  28,  1996,  the  Partnership  had
19,635,965
outstanding  Class  A  Units held by a total  of  2,338
Limited
Partners and 2,544,540 outstanding Class B Units held by a
total
of  206 Limited Partners.  The capital contribution per unit is
$1.00.   There is no established public trading market  for
the
Partnership's  limited  partnership  units,  and   it   is
not
anticipated  that  a public trading market for  the  units
will
develop.   Under the Partnership Agreement, the General
Partners
have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 8% non-cumulative distribution preference over Class B Unit holders as to distributions from Net Cash From Operations, as defined in the
Partnership Agreement to mean Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense.
These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the
Limited Partners during the two most recent fiscal years were as follows:

                          Per Class A Unit           Per
Class B
Unit
Distributions  For     Total Cash      Investment     Return
of
General
  Quarter  Ended       Distribution        Income
Capital
Return of Capital               Partner
March 31, 1994$392,719  $0.02    $0.00        $0.00
$0.00
June 30, 1994       $392,719     $0.02        $0.00
$0.00  $0.00
Sept. 30, 1994      $392,719     $0.02        $0.00
$0.00  $0.00
Dec. 31, 1994       $451,357     $0.02        $0.00
$0.02  $0.00
March 31, 1995$392,719  $0.02    $0.00        $0.00
$0.00
June 30, 1995       $392,719     $0.02        $0.00
$0.00  $0.00
Sept. 30, 1995      $392,719     $0.02        $0.00
$0.00  $0.00
Dec.    31,    1995         $611,487       $0.02
$0.00
$0.08$15,205

The fourth quarter distribution was accrued for accounting purposes in 1995, and was not actually paid to the Limited
Partners holding Class A and Class B units until February
1996.
The General Partners anticipate that cash distributions to
Limited Partners holding Class A units will continue in 1996 at a level at least comparable with 1995 cash distributions;
however, there is no guarantee of this.





ITEM 6.  SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1995, 1994, 1993,
1992, and 1991.

                    1995      1994      1993      1992
1991
Total assets
$18,059,571$18,561,131$19,006,762$19,417,510
$19,593,213
Total revenues            1,587,267 1,572,895 1,528,968
1,334,149     1,152,331
Net income                1,143,704 1,130,464 1,087,637
812,188     768,513
Net income allocated
  to General Partners15,205     -          -      -       -
Net income allocated to
  Class A Limited Partners1,104,317 1,608,929 1,625,405
1,280,630     1,030,575
Net income (loss) allocated
  to Class B Limited
  Partners                   24,182 (478,465) (537,768)
(468,442)     (262,062)
Net income per Class A
    Limited  Partner  Unit  .06       .08       .08
 .07
 .05
Net income (loss) per Class B
    Limited  Partner  Unit  .01      (.19)     (.21)
(.18)
(.10)
Cash Distributions to
  Investors:
  Investment Income
    Class  A  Units         .08       .08       .08
 .06
 .05
  Return of Capital Class
                               A
Units
- -                           -
- -
- -                        -
  Investment Income Class
                               B
Units
- -                             -
- -
- -                        -
  Return of Capital Class
     B  Units                     .08      .02
- -
- -                       -
Cash Distribution to
  General Partners                    $15,205
- -                        -
- -                        -

ITEM  7.   MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF
FINANCIAL
CONDITIONS AND RESULTS OF OPERATION.

The  following  discussion  and  analysis  should  be  read
in
conjunction   with   the  Selected  Financial   Data   and
the
accompanying financial statements of the Partnership  and
notes
thereto.    This  Report  contains  forward-looking
statements,
within the meaning of Section 27A of the Securities Act of
1933
and  21E  of  the  Securities Exchange Act  of  1934,
including
discussion  and  analysis  of  the financial  condition  of
the
Partnership,  anticipated  capital  expenditures   required
to
complete   certain  projects,  amounts  of  cash
distributions
anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $1,587,267 for the
fiscal
year ended December 31, 1995, as compared to $1,572,895 for
the
fiscal  year  ended  December 31, 1994, and $1,528,968  for
the
fiscal year ended December 31, 1993.  The increase for 1995
over
1994  was  due  primarily  to  increase  rental  income  at
the
Greenville  Property due primarily to a full year of  rent
from
the expansion of Team YASNY in late 1994.  The increase for
1994
over 1993 was due primarily to increased income from joint ventures due to increased rental revenues.

Expenses of the Partnership remained relatively stable  for
the
three  year  period and were $443,563 for the fiscal year
ended
December  31, 1995, $442,431 for the fiscal year ended
December
31,  1994  and  $441,331 for the fiscal year ended December
31,
1993.   In  1995, the increase in depreciation was offset
by  a
decrease in operating expenses. Depreciation expense increased from 1994 to 1995 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years.
For
further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Net income of the Partnership was $1,143,704 for the fiscal year ended December 31, 1995, as compared to $1,130,464 for the fiscal year ended December 31, 1994, and $1,087,637 for the fiscal year ended December 31, 1993. The increase in net income for 1995 over 1994 is due primarily to increased rental revenues and for 1994 over 1993 is due primarily to increased income from joint ventures as noted above.

The  Partnership's  cash distributions to the  Limited
Partners
holding Class A Units were $0.08 per unit for each of the
fiscal
year ended December 31, 1995, 1994 and 1993.  Cash
distributions
to  the  Limited Partners holding Class B Units were  $0.08
per
unit  for fiscal year ended December 31, 1995 and $0.02 per
unit
for   the   fiscal   year  ended  December  31,   1994.
These
distributions  were  a  return  of  capital  for  the  Class
B
Investors.   No  cash  distributions were made  to  the
Limited
Partners  holding  Class  B  Units for  the  fiscal  year
ended
December  31,  1993.   The General Partners of  the
Partnership
received cash distributions of $15,205 for the fiscal year
ended
December  31,  1995 since both Class A and Class B unit
holders
received   the  maximum  of  8%  per  annum  cash
distribution.
Distributions accrued for the fourth quarter of 1995, which include total distributions to Class B unit holders and the
General Partners, were paid in February, 1996.

In  March 1995, the Financial Accounting Standards Board
issued
Statement  of Financial Accounting Standards ("SFAS")  No.
121,
"Accounting for the Impairment of Long-Lived Assets and for
Long-
Lived  Assets to Be Disposed of", which is effective for
fiscal
years   beginning  after  December  15,  1995.   SFAS  No.
121
establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective
January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

Property Operations

As of December 31, 1995, the Partnership owned interests in the following properties:

The Greenville Property

                                    For  the Year Ended
December
31
                                   1995      1994      1993
Revenues:
  Rental income                           $581,016 $573,942
$574,097
  Other income                               2,350        0
0
                                583,366    573,942  574,097
Expenses:
  Depreciation                             112,196   96,618
95,126
  Management and leasing expenses                    37,713
35,903    35,468
  Other operating expenses                          214,562
227,043   225,423
                                364,471    359,564  356,017

Net income                            $    218,895 $214,378
$218,080

Occupied %                                    100%     100%
100%
Partnership's Ownership % in Property         100%     100%
100%

Cash Generated to the Partnership                  $340,569
$286,410  $300,095

Net Income Allocated to the Partnership            $218,895
$214,378  $218,080


Rental  income  remained stable from 1993 to 1994 and
increased
from  $573,942 for 1994 to $581,016 for 1995 due primarily
to  a
full  year of rent from the expansion of Team YASNY from
3,122
sq.  ft.  to  4,354  sq.  ft. in late  1994.   Expenses  of
the
Greenville Property remained relatively stable for the three year period. In 1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial
Conditions"
was offset by a decrease in other operating expenses.

The real estate taxes were $27,692 for 1995 and 1994, and
$28,257 for 1993.

For  comments on the general competitive conditions to which the
property  may  be subject, see Item 1, Business,  page  2.
For
additional information on the property, tenants, etc., see
Item
2, Properties, page 3.
The Atrium
                                         For   the  Year
Ended
December 31
1995
1994            1993
Revenues:
  Rental income                         $2,079,345$2,079,345
$2,079,345
  Interest income                           29,965
24,636              16,563
                              2,109,310  2,103,9812,095,908
Expenses:
  Depreciation                             517,507  475,928
481,196
  Management and leasing expenses                   142,761
142,735
141,362
  Other operating expenses                          451,362
504,609
493,449
                              1,111,630  1,123,2721,116,007

Net income                              $  997,680$  980,709
$  979,901

Occupied %                                  100%     100%
100%
Partnership's Ownership % in Property                 34.4%
34.4%          34.4%

Cash Distributed to the Partnership               $  589,206
$  574,411     $
552,937

Net Income Allocated to the Partnership           $  343,202
$  337,364     $
337,086

Revenues, expenses and net income have remained relatively stable for the years ended December 31, 1995, 1994 and 1993. In
1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of
Operations and Change in Financial Conditions" was offset by a decrease in other operating expenses. There were no significant decreases in any specific area of operating expenses.

The  real estate taxes were $182,687 for 1995, $186,273 for
1994
and $232,609 for 1993.

The  lease  with Lockheed Company will expire on June 30,
1996,
and  renewal  is not anticipated at this time.  The
Partnership
has  responded  to  various potential tenants regarding
leasing
portions of the Atrium should Lockheed not renew.  In the
event
that  Lockheed  does not renew its lease and the Partnership is
unable to lease a substantial portion of the Atrium Property at
rates  at  least  comparable to the lease rates currently
being
paid  under  the Lockheed lease, the income generated  from
the
Atrium Property could decrease significantly.  In addition,
even
if the Partnership is able to obtain leases with new tenants for
the   Lockheed  Project,  such  leases  are  likely  to
require
substantial tenant finish and refurbishment expenditures by the
Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners in the year tenants are acquired.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2.
For
additional information on the property, tenants, etc., see
Item
2, Properties, page 3.

The Brookwood Grill Property
                                         For   the  Year
Ended
December 31
                                          1995
1994
1993

Revenues - Rental income                  $230,316 $224,750
$224,750

Expenses:
  Depreciation                              63,446   58,659
58,659
  Management and leasing expenses                    29,351
30,217
30,768
  Other operating expenses                           45,175
44,553
43,442
                                137,972    133,429  132,869

Net income                                 $92,344  $91,321
$91,881

Occupied %                                   100%     100%
100%
Partnership's Ownership % in Property                 37.65%
37.65%
37.65%

Cash Distributed to the Partnership               $ 58,009
$ 55,818       $
51,889

Net Income Allocated to the Partnership           $ 34,767
$ 34,380       $
34,591


Rental income, expenses and net income have remained relatively stable for the years ended December 31, 1995, 1994 and 1993. In
1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of
Operations and Change in Financial Conditions" was offset by a decrease in other operating expenses which resulted primarily from an increase in expense reimbursements which are netted against operating expenses.

Real estate taxes were $39,668 for 1995, $38,091 for 1994, and
$44,970 for 1993.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2.
For
additional information on the property, tenants, etc., see
Item
2, Properties, page 3.

The Stockbridge Village Shopping Center
                                         For   the  Year
Ended
December 31
                                          1995
1994
1993
Revenues:
  Rental income                         $1,148,600$1,158,963
$1,031,545
  Interest income                           15,482
9,678              10,975
                              1,164,082  1,168,6411,042,520
Expenses:
  Depreciation                             249,689  218,742
188,957
  Management and leasing expenses                   105,251
124,458
113,626
  Other operating expenses                          101,047
84,646
127,085
                                455,987    427,846  429,668

Net income                                $708,095 $740,795
$612,852

Occupied %                                   93%       97%
95%
Partnership's Ownership % in Property                 57.3%
57.3%          58.5%

Cash Distributed to the Partnership               $605,097
$538,400
$455,102

Net Income Allocated to the Partnership           $405,856
$425,777
$377,280


Rental  income decreased to $1,148,600 for 1995 as  compared to
$1,158,963 in 1994 due to decreased occupancy resulting from the
early  termination  of a lease for 8,025  square  feet.
Rental
income   increased  to  $1,158,963  for  1994  as  compared
to
$1,031,545  in  1993 due to the development of a  free
standing
building  and increased occupancy at the property.  Expenses of
the property remained relatively stable for 1994 as compared to
1993 but increased from $427,846 in 1994 to $455,987 in 1995 due
primarily to the increase in depreciation expense as a
result of
the  change  in  the  estimated useful lives  of  buildings
and
improvements as previously discussed under the "General"
section
of  "Results  of Operations and Change in Financial
Conditions".
Net income of the property increased to $740,795 in 1994 as compared to $612,852 in 1993 due to increased occupancy, as discussed above, and decreased to $708,095 in 1995 as compared to $740,795 in 1994 due to increased depreciation expense discussed above.

Real estate taxes were $120,899 for 1995, $130,364 for 1994,
and
$108,420 for 1993.

The Partnership's ownership percentage in the Fund III -
Fund IV
Joint Venture decreased to 57.3% for 1995 and 1994 as compared to 58.5% in 1993 due to the additional investment by Wells
Fund
IV in the Joint Venture in 1994.

For comments on the general conditions to which the property may
be  subject,  see  Item  1, Business, page  2.   For
additional
information  on  the  property,  tenants,  etc.,  see  Item
2,
Properties, page 3.
The G.E. Building/Richmond
                                         For   the  Year
Ended
December 31
                                          1995
1994
1993
Revenues:
  Rental income                         $  527,425$  527,425
$  527,425

Expenses:
  Depreciation                             132,727  112,639
112,639
  Management and leasing expenses
23,696        26,572
38,721
  Other operating expenses                           25,438
63,144
69,453
                                181,861    202,355  220,813

Net Income                                $345,564 $325,070
$306,612

Occupied %                                  100%      100%
100%
Partnership's Ownership % in Property                 57.3%
57.3%          58.5%

Cash Distributed to the Partnership               $253,847
$242,675
$239,005

Net Income Allocated to the Partnership           $198,065
$186,766
$189,388


Rental income remained constant for 1995, 1994, and 1993.
Total
expenses decreased to $181,861 in 1995 from $202,355 in 1994
and
$220,813 in 1993.  In 1995, the increase in depreciation
expense
due to the change in the estimated useful lives of buildings
and
improvements as previously discussed under the "General"
section
of  "Results  of Operations and Change in Financial
Conditions"
was offset by a decrease in other operating expenses as
compared
to  1994  and  1993 which was primarily the result of
decreased
legal  fees following settlement of the Thalhimer suit
described
below.   Total  expenses of $220,813 in 1993  were  higher
than
total expenses of $202,355 in 1994 due to management and leasing fees.

On  May 10, 1993, the leasing agent, Morton G. Thalhimer,
Inc.,
filed  suit in the U.S. District Court for the Eastern
District
of  Virginia, Richmond, Virginia, against the Partnership,
Wells
Fund  IV  and  the General Partners for leasing commissions
due
over  the  original term of the G.E. lease (excluding
renewals)
estimated to be approximately $163,500.  G.E. and the seller of
the  property were named as third party defendants in  the
suit
alleging  that  they were the parties who should be
financially
responsible  for  these leasing commissions.   Pursuant  to
the
Settlement Agreement entered into with Thalhimer, commencing in
January, 1994, and during each month thereafter, Thalhimer is only entitled to three percent (3%) of the monthly rent
(exclusive of operating costs reimbursements, real estate tax and insurance pass-throughs and similar items) received by the landlord under the G.E. Lease (including any renewals or extensions of the lease or taking of additional space), and except as set forth in the Settlement Agreement, the Landlord
(the Fund III-Fund IV Joint Venture) has no further obligation to Thalhimer or its successors or assigns under the Lease:
G.E.
has  assumed  1  1/2% of the 3% and the Fund III-Fund  IV
Joint
Venture has assumed the remaining 1 1/2% of the total 3%. Due to decreased expenses in 1995 as compared to 1994 and in
1994 as compared to 1993, net income increased to $345,564 for
1995, as compared to $325,564 in 1994 and $306,612 in 1993.

The Partnership's ownership percentage in the Fund III -
Fund IV
Joint Venture decreased to 57.3% for 1995 and 1994 as compared to 58.5% in 1993 due to the additional investment by Wells Fund
IV in the Joint Venture in 1994 to fund further development of the Stockbridge Village Shopping Center.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general conditions to which the property may
be  subject,  see  Item  1, Business, page  2.   For
additional
information  on  the  property,  tenants,  etc.,  see  Item
2,
Properties, page 3.

Liquidity and Capital Resources

During  its offering, which terminated on October 23, 1990,
the
Partnership raised a total of $22,206,319 in capital through the
sale  of 22,206,310 units.  No additional units will be sold by
the   Partnership.    From  the  original  funds   raised,
the
Partnership has invested a total of $17,765,137 in properties, paid $1,554,442 in acquisition and advisory fees, $2,664,668 in selling commissions and organization and offering expenses, and is maintaining a working capital reserve of $222,072.

Since  the  Partnership is an investment partnership formed
for
the  purpose of acquiring, owning and operating income-
producing
real  property  and has invested all of its funds available
for
investment,  it  is  highly unlikely that the  Partnership
will
acquire   interests  in  any  additional  properties,  and
the
Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated to be required to operate the Partnership for a six month period, not to exceed 3% or be reduced below 1% of offering proceeds available for investment in properties. The General Partners believe such working capital reserves will be adequate.

The  Partnership's  net  cash provided by  operating
activities
remained  relatively stable for 1993 and 1994 but  increased in
1995 to $182,077 from $57,271 in 1994 due to an increase in
net
income, distributions received from joint ventures, and
accounts
receivables.  Net cash used in investing activities
decreased to
zero  in  1995  due to all funds available for investing
having
been  invested  in  prior  years.   Cash  and  cash
equivalents
remained  relatively  stable for the years ending  December
31,
1995,   1994,  and  1993.   The  Partnership  distributes
cash
available less reserves, and as a result, the level of cash remains stable.

The Partnership's distributions paid and payable through the fourth quarter of 1995 have been paid from Net Cash from
Operations and from distributions received from its equity investment in joint ventures and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity, and budget demands through cash flow from operations.

The Partnership is unaware of any demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the
Partnership's liquidity increasing or decreasing in any material way. The Partnership is not obligated to provide any additional funding on the Holcomb Bridge Road Property. Additional funding for the Holcomb Bridge Road Property is anticipated to be provided by capital contributions from Wells Fund VI and Wells
Fund VII, which have reserved sufficient capital for this purpose.

Inflation

Real Estate has not been affected significantly by inflation in
the  past three years due to the relatively low inflation
rate.
There  are provisions in the majority of tenant leases
executed
by the Partnership to protect the Partnership from the
impact of
inflation.  These leases contain common area maintenance
charges
(CAM charges), real estate tax and insurance reimbursements
on a
per  square  foot basis, or in some cases, annual
reimbursements
of operating expenses above a certain per square foot
allowance.
These  provisions reduce the Partnership's exposure to
increases
in  costs  and operating expenses resulting from inflation.
In
addition, a number of the Partnership's leases are for terms of
less than five years which may permit the Partnership to
replace
existing  leases with new leases at higher base rental rates if
the  existing  leases  are  below  market  rate.   There  is
no
assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.





ITEM  9.   CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS
ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

The   Partnership's  change  in  accountants  during  1995
was
previously  reported  in  the  Partnership's  Form   8-K
dated
September  11,  1995.   There  were no  disagreements  with
the
Partnership's accountants or other reportable events during
1995.





                            PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.

Wells  Capital,  Inc.   Wells Capital,  Inc.  ("Capital")
is  a
Georgia corporation formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road,
Norcross,
Georgia 30092. Leo F. Wells, III is the sole shareholder, sole
Director and the President of Capital.

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta,
Georgia,
is   52   years  of  age  and  holds  a  Bachelor  of
Business
Administration  Degree  in  Economics  from  the  University of
Georgia.   Mr.  Wells  is the President  and  sole  Director
of
Capital.   Mr.  Wells  is the President of Wells  &
Associates,
Inc.,  a real estate brokerage and investment company formed in
1976  and incorporated in 1978, for which he serves as
principal
broker.   Mr.  Wells  is also currently the  sole  Director
and
President   of  Wells  Management  Company,  Inc.,  a
property
management company he founded in 1983.  In addition,  Mr.
Wells
is  the  President and Chairman of the Board of Wells
Investment
Securities, Inc., Wells & Associates, Inc., and Wells
Management
Company,  Inc.,  which are affiliates of the  General
Partners.
From  1980  to February 1985, Mr. Wells served as Vice-
President
of  Hill-Johnson,  Inc., a Georgia corporation  engaged  in
the
construction  business.  From 1973 to 1976,  he  was
associated
with  Sax  Gaskin Real Estate Company and from 1970 to 1973, he
was  a  real  estate salesman and property manager  for  Roy
D.
Warren    &   Company,   an   Atlanta   real   estate
company.
ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended
December 31, 1995.

                     CASH COMPENSATION TABLE


                      (A)
(B)
(C)
Name  of  individual  or           Capacities  in  which
served
Cash Compensation
number in group                   - Form of Compensation
____________________________________________________________
____
____________

Wells     Management                  Property     Manager
- -
$204,671 (1)
Company, Inc.                     Management and Leasing
                                            Fees

Wells  Capital, Inc.               General Partner -
Partnership
$ 12,164
                     cash flow distributions

Leo F. Wells, III                  General Partner -
Partnership
$  3,041
                     cash flow distributions

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1995 but not actually paid until January, 1996.







          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND
MANAGEMENT.

No   Limited  Partner  is  known  by  the  Partnership  to
own
beneficially more than 5% of the outstanding units of the
Partnership.

Set forth below is the security ownership of management as of
February 29, 1996.

                    (1)
(2)
(3)                            (4)
Title  of  Class            Name and Address  of     Amount
and
Nature      Percent of Class
                                  Beneficial  Owner
of
Beneficial

Ownership
____________         __________________
_________________
______________

Class  A  Units           Leo F. Wells, III
11,158.79
units (IRA,      less than 1%
                              401(k) Plan)
Class  B  Units           Leo F. Wells,  III
1,750.00
units                  less than 1%

(401(k))


No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

           Interest in Partnership Cash Flow and  Net  Sale
     Proceeds.    The  General  Partners  will  receive   a
     subordinated  participation  in  net  cash  flow  from
     operations  equal to 10% of net cash  flow  after  the
     Limited    Partners    have   received    preferential
     distributions  equal to 8% of their  adjusted  capital
     contribution.  For the year end December 31, 1995, the
     General  Partners  received  a  cash  distribution  of
     $15,205, allocated $12,164 to Wells Capital, Inc.  and
     $3,041  to  Leo  F. Wells, III.  The General  Partners
     will also receive a subordinated participation in  net
     sale proceeds and net financing proceeds equal to  15%
     of  residual proceeds available for distribution after
     the  Limited Partners have received a return of  their
     adjusted  capital contribution plus a  12%  cumulative
     return  on  their adjusted capital contribution.   The
     General Partners received no distribution from net sales proceeds.

           Property  Management and  Leasing  Fees.   Wells
     Management Company, Inc., an affiliate of the  General
     Partners,  will  receive compensation for  supervising
     the management of the Partnership properties equal  to
     6%  (3%  management and 3% leasing) of rental  income.
     For the year ended December 31, 1995, Wells Management
     Company,  Inc.  received $204,671  in  management  and
     leasing  fees.  In no event will such fees exceed  the
     sum  of (i) 6% of the gross receipts of each property,
     plus  (ii) a separate one-time fee for initial rent-up
     or  leasing-up of development properties in an  amount
     not  to  exceed the fee customarily charged in  arm's-
     length   transactions  by  others  rendering   similar
     services  in  the  same geographic  area  for  similar
     properties.   With respect to properties leased  on  a
     net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

           Real Estate Commissions.  In connection with the
     sale  of  Partnership properties, the General Partners
     or   their  affiliates  may  receive  commissions  not
     exceeding  the  lesser of (A) 50% of  the  commissions
     customarily  charged by other brokers in  arm's-length
     transactions  involving comparable properties  in  the
     same  geographic  area or (B) 3% of  the  gross  sales
     price  of the property, and provided that payments  of
     such  commissions  will  be made  only  after  Limited
     Partners  have received prior distributions  totalling
     100%   of  their  capital  contributions  plus  a   6%
     cumulative   return   on   their   adjusted    capital
     contributions.    During   1995,   no   real    estate
     commissions were paid to the General Partners.











          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON
FORM 8-K.

(a) 1.    Financial Statements
     Information with respect to this item is contained on Pages
F-2 to F-30 of this
      Annual  Report  on  Form  10-K.  See  Index  to
Financial
Statements on Page F-1.

(a) 2.    Financial Statement Schedule III
     Information with respect to this item begins on Page S-
1 of
this Annual
      Report on Form 10-K.  See Index to Financial
Statements on
Page F-1.

(a)  3.     The  Exhibits  filed in  response  to  Item  601
of
Regulation S-K are listed on the Exhibit
     Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of
     1994.

(c) The Exhibits filed in response to Item 601 of Regulation S-
K are listed on the Exhibit
     Index attached hereto.

(d)  See (a) 2 above.
                           SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1996.

                              Wells Real Estate Fund III,
L.P.
                              (Registrant)


                              By:  /s/ Leo F. Wells, III
Leo F.
Wells, III

Individual General
                                   Partner and as President
of Wells Capital, Inc., the
                                   Corporate General Partner


     Pursuant to the requirements of the Securities Exchange
Act
of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                             Title


/s/  Leo  F.  Wells,  III
Individual
General Partner,       March 27, 1996
Leo  F. Wells, III                                President
and
Sole Director
                                                        of
Wells
Capital, Inc.

Corporate General Partner




     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED
PURSUANT  TO SECTION 15(d) OF THE ACT BY REGISTRARS  WHICH
HAVE
NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.
                INDEX TO THE FINANCIAL STATEMENTS



Financial Statements
Page

Independent Auditor's Report
F2

Balance Sheets as of December 31, 1995 and 1994
F4

Statements of Income for the Years ended
  December 31, 1995, 1994, and 1993
F5

Statements of Partners' Capital for the Years ended
  December 31, 1995, 1994, and 1993
F6

Statements of Cash Flows for the Years ended
  December 31, 1995, 1994 and 1993
F7

Notes to Financial Statements for December 31, 1995,
                        1994, AND 1993
                             F8
              WELLS REAL ESTATE FUND III, L.P.

           (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                       BALANCE SHEETS

                 DECEMBER 31, 1995 AND 1994

                           ASSETS

                                    1995     1994

REAL ESTATE ASSETS, at cost (Note 1):
Land                       $     576,350    $
576,350
Building and improvements, less accumulated
depreciation of $454,905 and $342,709 at
December 31, 1995 and 1994, respectively
3,110,696                 3,222,892
Total real estate assets       3,687,046   3,799,242

INVESTMENT IN JOINT VENTURES (Note 3)13,446,045                  13,970,314

CASH AND CASH EQUIVALENTS (Note 1)500,327    318,250

DUE FROM AFFILIATES (Note 2)     336,216     352,504

ACCOUNTS RECEIVABLE               60,841     85,796

PREPAID EXPENSES AND OTHER ASSETS 29,096     35,025
Total assets                 $18,059,571  $18,561,131

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued expenses$         5,035             $19,136
Partnership distributions payable617,810    458,890
Due to affiliates                  6,269    6,708
Total liabilities                629,114    484,734
COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' CAPITAL:
Limited partners:
Class A                       17,430,457  17,897,016
Class B                                0  179,381
Total partners' capital       17,430,457  18,076,397
Total liabilities and partners' capital$18,059,571               $18,561,131



The accompanying notes are an integral part of these balance sheets.
           WELLS REAL ESTATE FUND III, L.P.

        (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                 STATEMENTS OF INCOME

   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND
                         1993

                             1995     1994   1993

REVENUES:
Rental income (Note 5)$   581,016   $   573,942
$574,097
Equity in income of joint
ventures (Note 3)         981,890   984,287 938,344
Interest income            22,011   14,666  16,527
Other income                2,350   0       0
                        1,587,267   1,572,895              1,528,968
EXPENSES:
Management and leasing fees
(Note 2)                   37,713   35,903  35,468
Lease acquisition costs
(Note 2)                   34,981   35,644  35,901
Operating costs--rental
property                  179,581   191,400 189,522
Depreciation and amortization112,196        96,618             103,157
Legal and accounting       16,984   17,677  18,396
Computer costs              5,852   6,270   5,540
Partnership administration
(Note 2)                   56,256   58,919  53,347
                          443,563   442,431 441,331
NET INCOME             $1,143,704
$1,130,464$1,087,637
NET INCOME ALLOCATED TO
 GENERAL PARTNERS    $     15,205  $           0                           $  0
NET INCOME ALLOCATED TO
CLASS A LIMITED PARTNERS$1,104,316 $1,608,929                    $1,625,405
NET INCOME (LOSS) ALLOCATED
TO CLASS B LIMITED PARTNERS$     24,183   $ (478,465)           $  (537,768)
NET INCOME PER CLASS A
LIMITED PARTNER UNIT$         0
 .06$
0.08$
0.08
NET INCOME (LOSS) PER CLASS B
LIMITED PARTNER UNIT$         0
 .01$
(0.19)$
(0.21)
CASH DISTRIBUTION TO
GENERAL PARTNERS     $     15,205  $              0       $              0
CASH DISTRIBUTION PER CLASS A
LIMITED PARTNER UNIT$
0.08$
0.08$
0.08
CASH DISTRIBUTION PER CLASS B
LIMITED PARTNER UNIT$         0
 .08$
0.02$
0.00

  The accompanying notes are an integral part of hese
                      statements.
                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEARS ENDED DECEMBER 31, 1995,
                                 1994, AND 1993


             Limited Partners                  Total
             Class A        Class B
General      Partners'
             Units   Amount  Units Amount      Partners             Capital
                                                                       $10,000)
BALANCE,
December 31, 1992   19,635,965
$17,771,8342,544,540     $1,254,250
$0    $19,026,084

Net income (loss)   0    1,625,405 0          (537,768)    0      1,087,637
Partnership distributions    0(1,538,274)     0              0    0
(1,538,274)
BALANCE,
December 31, 1993   19,635,96517,858,965
2,544,540           716,482  018,575,447

Net income (loss)   0    1,608,929 0          (478,465)    0   1,130,464
Partnership distributions    0(1,570,878)     0         (58,636)
0     (1,629,514)
BALANCE,
December 31, 1994   19,635,96517,897,016
2,544,540           179,381  018,076,397

Net income      0   1,104,3160     24,183     15,205       1,143,704
Partnership distributions    0(1,570,875)     0             (203,564)
(15,205)(1,789,644)
BALANCE,
December 31, 1995   19,635,965$17,430,457     2,544,540   $
0     $         0   $17,430,457








                     The accompanying notes are an integral
                            part of these statements.
              WELLS REAL ESTATE FUND III, L.P.

                  (A GEORGIA PUBLIC LIMITED
                        PARTNERSHIP)


                  STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31,
                    1995, 1994, AND 1993




1995
1994
1993
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                $1,143,704  $1,130,464       $1,087,637
Adjustments to reconcile net income
to net cash provided by
operating activities:
Equity in income of joint ventures(9
81,890)                    (984,287)  (938,344)
Distributions received from joint
ventures                   1,522,447  1,379,536           1,303,959
Distributions to partners from
accumulated earnings     (1,630,724)  (1,568,752)        (1,509,545)
Depreciation and amortization112,196  96,618 103,157
Changes in assets and liabilities:
Accounts receivable           24,955  2,715  (19,378)
Prepaids and other assets      5,929  8,321  386
Accounts payable            (14,101)  (5,983)                              7,649
Due to affiliates              (439)  (1,361)                              3,511
Total adjustments          (961,627)  (1,073,193)       (1,048,605)
Net cash provided by operating
activities                   182,077  57,271 39,032
CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in real estate          0  (51,984)               (24,863)
Investment in joint ventures       0  0      (51,568)
Net cash used in investing
activities                         0  (51,984)              (76,431)
NET INCREASE (DECREASE) IN CASH AND
CASH
EQUIVALENTS                  182,077  5,287  (37,399)
CASH AND CASH EQUIVALENTS, beginning
of year                      318,250  312,963                350,362
CASH AND CASH EQUIVALENTS, end of
year                     $   500,327  $   318,250         $   312,963

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING  ACTIVITIES:
Deferred project costs applied to
joint venture properties$
0                      $       5,653  $     17,503



    The accompanying notes are an integral part of these
                         statements.


              Wells Real Estate Fund III, L.P.
           (A Georgia Public Limited Partnership)


Financial Statements as of December 31, 1995, 1994, and 1993
                        Together With
                      Auditors' Report


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Wells Real Estate Fund III,
L.P.:


We have audited the accompanying balance sheet of WELLS
REAL ESTATE FUND III, L.P. (a Georgia public limited partnership) as of December 31, 1995 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P.
as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and
Accumulated Depreciation for the year ended
December 31, 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Atlanta, Georgia
January 12, 1996

                WELLS REAL ESTATE FUND III, L.P.

             (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                  NOTES TO FINANCIAL STATEMENTS

                DECEMBER 31, 1995, 1994, AND 1993

  1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   Wells Real Estate Fund III, L.P. (the
   "Partnership") is a public limited partnership organized on July 31, 1988, under the laws of the state of Georgia. The general partners are Leo F.
   Wells III and Wells Capital, Inc. (the "Company").
   The Partnership has two classes of limited partnership interests, Class A and Class B units.
   Limited partners owning a majority of the units may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and
   (c) remove a general partner. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an office building in Greenville, North Carolina, directly. In addition, the Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells
   Real Estate funds: (i) The Atrium, an office building in Houston, Texas, (ii) the Brookwood
   Grill, a restaurant located in Roswell, Georgia,
   (iii) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (iv) the
   G.E. Lighting National Customer Center, a two-story office building located in Richmond, Virginia, and
   (v) an office/retail center currently being developed in Roswell, Georgia (Note 3).1

   Use of Estimates and Factors Affecting the
   Partnership

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   One significant tenant contributed approximately
   22% of rental income to the Partnership for the year ended December 31, 1995. This tenant's lease expires in June 1996. In the event that the Partnership is unable to lease a substantial portion of The Atrium at lease rates at least comparable to the lease rates being paid under the current lease, the income generated from The Atrium could decrease significantly following the expiration of the lease. In addition, even if the Partnership is able to obtain leases with new tenants for The Atrium, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to the partners.

   Income Taxes

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective share of profits and losses in their individual income tax returns.

   Distribution of Net Cash From Operations

   Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions first are paid to limited partners holding Class A units until they have received an 8% return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received an 8% return on their adjusted capital contributions, as defined.

   Distribution of Sales Proceeds

   Upon sales of properties, the net sales proceeds are distributed in the following order:

          To limited partners until all limited
          partners have received 100% of their
          adjusted capital contributions, as defined

          To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

          To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contributions, as defined

          To all limited partners until they receive an amount equal to their respective cumulative distributions

          To all the general partners until they have received 100% of their capital contributions

          Thereafter, 80% to the limited partners and 20% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

   Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and
   (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable,
   (a) allocations made pursuant to a qualified income offset provision in the partnership agreement,
   (b) allocations to partners having negative accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   Real Estate Assets

   Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at the lower of depreciated cost or net realizable value, which is calculated based upon the sum of undiscounted estimated future cash flows from each real estate project. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

   In March 1995, the Financial Accounting Standards
   Board issued Statement of Financial Accounting
   Standards ("SFAS") No. 121 , "Accounting for the
   Impairment of Long-Lived Assets and for Long-Lived
   Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995.
   SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Partnership and the entities in which it holds a joint venture interest adopted
   SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1995.

   Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective
   October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, directly and through its ownership interest in joint ventures, of increasing depreciation expense approximately $61,167 in the fourth quarter of 1995.

   Revenue Recognition

   All leases on real estate assets held by the Partnership are classified as operating leases and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   Deferred Lease Acquisition Costs

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related lease.

   Investment in Joint Ventures

   The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. The joint ventures follow the same significant accounting policies as the Partnership. Cash is paid from the joint ventures to the Partnership quarterly.

   Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements.
   Generally, these items are allocated in proportion to the partners' respective ownership interests.

   2Cash and Cash Equivalents

   For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

   Per Unit Data

   Net income per unit with respect to the Partnership for the years ended December 31, 1995, 1994, and 1993 is computed based on the weighted average number of shares outstanding during the period.

   Reclassifications

   Certain 1993 and 1994 items have been reclassified to conform with 1995 financial statement presentation.3


  2.    RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1995 and 1994 represents the Partnership's share of cash to be distributed for the fourth quarters of 1995 and 1994, respectively, as follows:

                                           1995    1994

        Fund III and IV Associates $197,113        $203,077
        Fund II and III Associates--The Atrium     125,725
        126,392
        880 Property--Brookwood Grill13,378        23,035
                                   $336,216        $352,504

   The Partnership entered into a property management agreement with Wells Management Company, Inc.
   ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   The Partnership incurred, both directly and at the joint venture level, management and leasing fees and lease acquisition costs of $204,671, $201,112, and $200,195 for the years ended December 31, 1995, 1994 and 1993, respectively, which were paid to Wells Management.

   The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.


  3.    INVESTMENT IN JOINT VENTURES

   4The Partnership's investment and percentage ownership in the joint ventures at December 31, 1995 and 1994 are summarized as follows:

                       1995              1994
                      Amount    Percent Amount
   Percent
                                        10%              10%
   Fund III and IV Associates$  8,234,366          57%          $  8,489,389 57%
Fund II and III Associates--
   The Atrium       3,815,165    34     4,061,169  34
   880 Property--Brookwood Grill 1,396,514         38           1,419,756    38
                  $13,446,045           $13,970,314

   The following is a roll forward of the
   Partnership's investment in joint ventures for the years ended December 31, 1995 and 1994:

                                     1995        1994

   Investment in joint ventures, beginning of period            $13,970,314
   $14,397,329
   Equity in income of joint ventures981,890  984,287
   Distributions from joint ventures(1,506,159)                 (1,411,302)
   Investment in joint ventures, end of period
   $13,446,045                  $13,970,314

   Fund II and III Associates

   On April 3, 1989, the Partnership entered into a joint venture agreement with Fund II and II-OW joint venture The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial real properties. In April
   1989, Fund II and III Associates acquired The
   Atrium at Nassau Bay, a four-story office building located in Nassau Bay, Texas. In 1991, Fund II and
   II-OW joint venture contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates.
   The property is a 5.8 acre tract of land. A restaurant was developed on 1.3 acres and is currently operating as the Brookwood Grill restaurant. The remaining 4.6 acres of the 880
   Property were transferred to the Fund II, III, VI, and VII Associates joint venture during 1995.
   Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,729,116 at December 31, 1995, which represented a 33% interest.

   Following are the financial statements for Fund II and III Associates--The Atrium:

   FUND II AND III ASSOCIATES--THE ATRIUM

                    (A GEORGIA JOINT VENTURE)
                         BALANCE SHEETS
                   DECEMBER 31, 1995 AND 1994

                             Assets

                                1995          1994

   Real estate assets, at cost:
   Land                    $ 1,504,743    $ 1,504,743
Building and improvements, less accumulated
depreciation of $3,177,917 in 1995 and
   $2,660,410 in 1994        9,489,637    9,991,643
   Total real estate assets 10,994,380    11,496,386
   Cash and cash equivalents   846,173    684,753
   Accounts receivable         113,362    340,086
   Prepaid expenses and other assets35,21635,216
   Total assets            $11,989,131    $12,556,441


   Liabilities and Partners' Capital

   Liabilities:
   Accounts payable      $     527,751    $364,387
   Partnership distributions payable365,481     367,424
   Due to affiliates             6,802    20,405
   Total liabilities           900,034    752,216
   Partners' Capital:
   Fund II and II-OW         7,273,932    7,743,056
   Wells Real Estate Fund III3,815,165    4,061,169
   Total partners' capital  11,089,097    11,804,225
   Total liabilities and partners' capital$11,989,131
   $12,556,441


             FUND II AND III ASSOCIATES--THE ATRIUM
                    (A GEORGIA JOINT VENTURE)
                      STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                           1995         1994       1993

Revenues:
Rental income         $2,079,345   $2,079,345   $2,079,345
Interest income           29,965   24,636       16,563
                       2,109,310   2,103,981    2,095,908
Expenses:
Management and leasing fees142,761 142,735      141,362
Operating costs--rental property   419,152      419,752          444,547
Depreciation             517,507   475,928      481,196
Legal and accounting       7,384   51,238       11,159
Computer costs             1,749   2,760        3,176
Partnership administration23,077   30,816       34,394
Amortization of organization costs 0            43               173
                       1,111,630   1,123,272    1,116,007
Net income           $   997,680   $   980,709  $   979,901

Net income allocated to Fund II
and II-OW            $   654,478   $   643,344  $   642,815

Net income allocated to Wells Real
Estate Fund III      $   343,202   $   337,365  $   337,086


             FUND II AND III ASSOCIATES--THE ATRIUM
                    (A GEORGIA JOINT VENTURE)
                 STATEMENTS OF PARTNERS' CAPITAL
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                               Fund II
                               and
                      II-OW     Wells Real
                             Estate
                         Fund III  Total
                            Partners'
Capital
                                   $1,000,000)
Balance, December 31, 1992$8,606,722        $4,514,066           $13,120,788
Net income                  642,815         337,086   979,901
Partnership distributions(1,054,437)        (552,936) (1,607,373)
Balance, December 31, 19938,195,100         4,298,216 12,493,316
Net income                  643,344         337,365   980,709
Partnership distributions(1,095,388)        (574,412) (1,669,800)
Balance, December 31, 19947,743,056         4,061,169 11,804,225
Net income                  654,478         343,202   997,680
Partnership distributions(1,123,602)        (589,206) (1,712,808)
Balance, December 31, 1995$7,273,932        $3,815,165           $11,089,097


                   FUND II AND III--THE ATRIUM
                    (A GEORGIA JOINT VENTURE)
                    STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                   1995      1994      1993

Cash flows from operating activities:
Net income              $   997,680          $   980,709         $   979,901
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                517,507          475,928   481,196
Changes in assets and liabilities:
Accounts receivable         226,724          226,768   262,786
Accounts payable            163,364          (146,603) 26,885
Due to affiliates          (13,603)          (13,604)  (17,869)
Total adjustments           893,992          542,489   762,998
Net cash provided by operating activities    1,891,672 1,523,198 1,742,899
Cash flows from investing activities:
Investment in real estate assets(15,501)     0         (6,495)
Cash flows from financing activities:
Distributions to joint venture partners      (1,714,751)         (1,721,820)
(1,536,619)
Net increase (decrease) cash and cash
equivalents                 161,420          (198,622) 199,785
Cash and cash equivalents, beginning of year 684,753   883,375   683,590
Cash and cash equivalents, end of year       $    846,173  $    684,753   $
883,375


   Following are the financial statements for 880
   Property--Brookwood Grill:

               880 Holcomb Bridge--Brookwood Grill
                         Balance Sheets
                   December 31, 1995 and 1994

                             Assets

                                             1995      1994

   Operating property:
   Real estate assets, at cost:
   Land                           $   745,223
   $2,070,465
Building and improvements, less accumulated
   depreciation of $167,689 in 1995 and $154,727 in 1994        1,105,124
   1,572,444
   Construction in progress                 0          30,173
   Total operating real estate assets1,850,347         3,673,082
   Investment in joint venture      1,729,116          0
   Cash and cash equivalents           33,892          32,239
   Accounts receivable                104,724          97,536
   Prepaid expenses and other assets   34,184          39,752
   Total assets                    $3,752,263
   $3,842,609


   Liabilities and Partners' Capital


   Liabilities:
   Accounts payable             $       1,180          $4,611
   Due to affiliate                     6,079          5,614
   Partnership distributions payable   35,533          61,183
   Total liabilities                   42,792          71,408
   Partners' capital:
   Wells Real Estate Fund III       1,396,514          1,419,756
   Fund II and II-OW                2,312,957          2,351,445
   Total partners' capital          3,709,471          3,771,201
   Total liabilities and partners' capital$3,752,263
   $3,842,609


               880 Holcomb Bridge--Brookwood Grill
                      Statements of Income
      For the Years Ended December 31, 1995, 1994, and 1993

                                         1995    1994    1993

Revenues:
Rental income                    $230,316        $224,750        $224,750
Expenses:
Management and leasing fees        23,783        24,649  25,195
Lease acquisition costs             5,568        5,568   5,573
Operating costs--rental property   15,508        24,397  20,120
Depreciation                       63,446        58,659  58,659
Legal and accounting               14,028        8,984   5,853
Computer costs                      1,749        2,676   3,042
Partnership administration         13,890        8,496   14,427
                                  137,972        133,429 132,869
Net income                      $  92,344        $  91,321       $  91,881

Net income allocated to Fund II and II-OW        $  57,577  $  56,941 $  57,290

Net income allocated to Wells Real Estate Fund III       $
34,767                          $  34,380        $  34,591


               880 Holcomb Bridge--Brookwood Grill
                 Statements of Partners' Capital
      For the Years Ended December 31, 1995, 1994, and 1993


                             Fund II
                      and II-OW Wells Real
                             Estate
                         Fund III  Total
                            Partners'
Capital
                                    $1,000,000)
Balance, at December 31, 1992$2,415,600      $1,458,492          $3,874,090
Net income                    57,290         34,591    91,881
Partnership distributions   (85,940)         (51,889)  (137,829)
Balance, at December 31, 19932,386,950       1,441,194 3,828,142
Net income                    56,941         34,380    91,321
Partnership distributions   (92,446)         (55,818)  (148,262)
Balance, at December 31, 19942,351,445       1,419,756 3,771,201
Net income                    57,577         34,767    92,344
Partnership distributions   (96,065)         (58,009)  (154,074)
Balance, at December 31, 1995$2,312,957      $1,396,514          $3,709,471


                  800 Property--Brookwood Grill
                 (A Georgia Limited Partnership)
                    Statements of Cash Flows
      For the Years Ended December 31, 1995, 1994, and 1993

                                      1995      1994     1993

Cash flows from operating activities:
Net income                $     92,344          $  91,321        $  91,881
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                    63,446          58,659   58,659
Changes in assets and liabilities:
Accounts receivable            (7,188)          30,281   (25,478)
Prepaids and other assets        5,568          (2,182)  (13,177)
Accounts payable               (3,431)          (30,157) 32,591
Due to affiliates                  465          374      556
Total adjustments               58,860          56,975   53,151
Net cash provided by operating activities       151,204  148,296 145,032
Cash flows from financing activities:
Advances (paid to) received from affiliate      30,173   (30,173)
0
Distributions to joint venture partners         (179,724)(123,966) (118,580)
Net cash used in financing activities(149,551)  154,139
(118,586)
Net increase (decrease) in cash and cash equivalents  1,653   (5,843)   26,452
Cash and cash equivalents, beginning of year    32,239   38,082  11,630
Cash and cash equivalents, end of year         $33,892     $  32,239 $  38,082

Supplemental disclosure of noncash items:
Transfer of real estate assets to joint venture for
partnership interest, net of accumulated
depreciation of $50,484     $1,729,116          $           0    $           0

   Fund II, III, VI, and VII Associates

   5On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund II and II-OW, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. The joint venture was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. The land is currently under development.

   The following is the balance sheet for Fund II, III, VI, and VII Associates:

              Fund II, III, VI, and VII Associates
                    (A Georgia Joint Venture)
                          Balance Sheet
                        December 31, 1995

                             Assets

   Nonoperating real estate assets, at cost:
   Land                                      $1,325,242
   Land improvements                            403,874
   Construction in progress                   2,662,448
   Total real estate assets                   4,391,564
   Cash and cash equivalents                  1,321,378
   Other assets                                  41,028
   Total assets                              $5,753,970


   Liabilities and Partners' Capital

   Liabilities:
   Accounts payable                         $   474,905
   Partners' capital:
   Fund II and III Associates                 1,729,116
   Wells Real Estate Fund VI                  1,028,210
   Wells Real Estate Fund VII                 2,521,739
   Total partners' capital                    5,279,065
   Total liabilities and partners' capital   $5,753,970


              Fund II, III, VI, and VII Associates
                    (A Georgia Joint Venture)
                 Statement of Partners' Capital
 For the Period From Inception (January 1, 1995) to December 31,
                              1995


                           Fund II and
                      III-Associate  Wells
                           Real Estate
                      Fund VI   Wells Real
                             Estate
                         Fund VII  Total
                            Partners'
Capital
                         $1,000,000)          $1,000,000         $1,000,000
Balance, January 1, 1995$              0      $              0   $     0
$              0
Partnership contributions           1,729,116 1,028,210 2,521,739
5,279,065
Balance, at December 31, 1995       $1,729,116
$1,028,210     $2,521,739           $5,279,065


              Fund II, III, VI, and VII Associates
                    (A Georgia Joint Venture)
                     Statement of Cash Flows
       For the Period From Inception (January 1, 1995) to
                        December 31, 1995


   Cash flows from operating activities:
   Net income                        $               0
Adjustments to reconcile net income to net cash provided by operating activities:

   Changes in assets and liabilities:
   Other assets                               (41,028)
   Accounts payable                             41,028
   Total adjustments                                 0
   Net cash used in operating activities             0
   Cash flows from investing activities:
   Investment in real estate               (2,228,571)
   Cash flows from financing activities:
   Contributions from joint venture partners 3,549,949
   Net increase in cash and cash equivalents 1,321,378
   Cash and cash equivalents, beginning of year      0
   Cash and cash equivalents, end of year   $1,321,378

   Supplemental disclosure of noncash activities:
   Contributions of real estate assets      $1,729,116

   6Fund III and IV Associates

   On March 27, 1991, the Partnership entered into a joint venture with Wells Real Estate Fund IV, L.P. The joint venture, Fund III and IV Associates, was formed for the purpose of developing, constructing, and operating a shopping center known as the Stockbridge Village Shopping Center in Stockbridge, Georgia. In addition, in July 1992, Fund III and IV Associates purchased an office building know as the G.E. Lighting National Customer Center in Richmond, Virginia.

   The following are the financial statements for Fund III and IV Associates:

                   FUND III AND IV ASSOCIATES
                    (A GEORGIA JOINT VENTURE)
                         BALANCE SHEETS
                   DECEMBER 31, 1995 AND 1994

                             Assets

                                            1995      1994

   Real estate assets, at cost:
   Land                         $  3,331,775          $
   3,331,775
Building and improvements, less accumulated
   depreciation of $1,257,846 in 1995 and $875,430 in 1994      10,819,438
   11,172,645
   Total real estate assets       14,151,213          14,504,420
   Cash and cash equivalents         250,903          236,039
   Accounts receivable               294,278          367,660
   Prepaid expenses and other assets  54,342          108,607
   Total assets                  $14,750,736
   $15,216,726

   Liabilities and Partners' Capital

   Liabilities:
   Accounts payable           $       33,221          $35,949
   Partnership distributions payable 343,902          354,025
   Due to affiliates                   7,151          15,412
   Total liabilities                 384,274          405,386
   Partners' capital:
   Wells Real Estate Fund III      8,234,366          8,489,389
   Wells Real Estate Fund IV       6,132,096          6,321,951
   Total partners' capital        14,366,462          14,811,340
   Total liabilities and partners' capital$14,750,736
   $15,216,726

                   FUND III AND IV ASSOCIATES
                    (A GEORGIA JOINT VENTURE)
                      STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                      1995     1994     1993

Revenues:
Rental income               $1,676,025         $1,686,388        $1,558,970
Interest income                 15,482         9,678    10,975
                             1,691,507         1,696,066         1,569,945
Expenses:
Management and leasing fees     93,024         96,042   94,926
Lease acquisition costs         78,766         54,988   57,420
Operating costs--rental property40,195         5,785    74,557
Depreciation                   382,416         331,381  301,596
Legal and accounting            10,928         93,193   55,574
Computer costs                   5,790         3,666    6,559
Property administration         26,364         44,781   59,483
Amortization of organization costs 366         366      366
                               637,849         630,202  650,481
Net income                  $1,053,658         $1,065,864        $   919,464

Net income allocated to Wells Real Estate Fund III      $
603,921                    $   612,543         $   566,667

Net income allocated to Wells Real Estate Fund IV       $
449,737                    $   453,321         $   352,797

                   FUND III AND IV ASSOCIATES
                    (A GEORGIA JOINT VENTURE)
                 STATEMENTS OF PARTNERS' CAPITAL
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                              Wells Real
                             Estate
                      Fund III  Wells Real
                             Estate
                         Fund IV   Total
                            Partners'
   Capital

   Balance, December 31, 1992$8,721,985     $5,233,957          $13,955,942
   Net income              566,667          352,797  919,464
   Partnership contributions63,376          981,459  1,044,835
   Partnership distributions(694,107)       (431,222)           (1,125,329)
   Balance, December 31, 19938,657,921      6,136,991           14,794,912
   Net income              612,543          453,321  1,065,864
   Partnership contributions     0          309,595  309,595
   Partnership distributions(781,075)       (577,956)           (1,359,031)
   Balance, December 31, 19948,489,389      6,321,951           14,811,340
   Net income              603,921          449,737  1,053,658
   Partnership contribution      0          59       59
   Partnership distributions(858,944)       (639,651)           (1,498,595)
   7
   Fund III and IV Associates
   (A Georgia Joint Venture)
   Statements of Partners' Capital
   for the Years Ended December 31, 1995, 1994, and 1993
                                    Wells     Wells     Total
                                    Real      Real    Partners'
                                   Estate    Estate    Capital
                                  Fund III   Fund IV


 Balance, December 31, 1993       $8,657,9  $6,136,9  $14,794,9
                                  21        91        12

 Partnership contributions        0         309,596   309,596

 Net income                       612,543   453,321   1,065,864

 Partnership distributions        (781,075  (577,957  (1,359,03
                                  )         )         2)

 Balance, December 31, 1994       8,489,38  6,321,95  14,811,34
                                  9         1         0

 Contribution                     0         59        59

 Net income                       603,921   449,737   1,053,658

 Partnership distributions        (858,944  (639,651  (1,498,59
                                  )         )         5)

 Balance, December 31, 1995       $8,234,3  $6,132,0  $14,366,4
                                  66        96        62



                   Fund III and IV Associates
                    (A Georgia Joint Venture)
                    Statements of Cash Flows
      for the Years Ended December 31, 1995, 1994, and 1993

                                     1995      1994      1993


Cash flows from operating
activities:

Net income                          $1,053,6  $1,065,8  $
                                   58        64        919,464

Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation                        382,416   331,381   301,596

Changes in assets and liabilities:

Accounts receivable                 73,382    (87,950)  (81,980)

Prepaids and other assets           54,265    9,599     (26,880)

Accounts payable                    (2,728)   (140,979  102,873
                                             )

Due to affiliates                   (8,261)   (33,820)  32,932

Total adjustments                   499,074   78,231    328,541

Net cash provided by operating
activities                         1,552,73  1,144,09  1,248,00
                                   2         5         5

Cash flows from investing
activities:

Investment in real estate           (29,209)  (221,528  (1,128,0
                                             )         31)

Investment in joint ventures        59        309,696   1,044,83
                                                       5

Net cash provided by (used in)
investing activities               (29,150)  88,068    (83,196)

Cash flows from financing
activities:

Partnership distributions paid      (1,508,7  (1,276,8  (1,157,6
                                   18)       79)       82)

Net increase (decrease) in cash and
cash equivalents                   14,864    (44,716)  7,126

Cash and cash equivalents, beginning236,039   280,753   273,627
of year

Cash and cash equivalents, end of   $         $         $
year                               250,903   236,039   280,753



Supplemental disclosure of noncash
investing activities:

Deferred project costs contributed
by partners                        $         $         $
                                   0         19,988    75,262


     Balance, December 31, 1995    $8,234,366     $6,132,096
                           $14,366,462

                   FUND III AND IV ASSOCIATES
                    (A GEORGIA JOINT VENTURE)
                    STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                    1995     1994      1993


Cash flows from operating activities:
Net income                $1,053,658         $1,065,864          $   919,464
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                 382,416         331,381   301,596
Changes in assets and liabilities:
Accounts receivable           73,382         (87,950)  (81,980)
Prepaids and other assets     54,265         9,599     (26,880)
Accounts payable             (2,728)         (140,979) 102,873
Due to affiliates            (8,261)         (33,820)  32,932
Total adjustments            499,074         78,231    328,541
Net cash provided by operating activities    1,552,732 1,144,095 1,248,005
Cash flows from investing activities:
Investment in real estate   (29,209)         (221,528)
(1,128,033)
Cash flows from financing activities:
Contributions from joint venture partners    59        309,602   1,044,836
Distributions to joint venture partners      (1,508,718)         (1,276,883)
(1,157,682)
Net cash used in financing activities        (1,508,659)  (967,281) (112,846)
Net increase (decrease) in cash
and cash equivalents          14,864         (44,714)  7,126
Cash and cash equivalents, beginning of year 236,039   280,753   273,627
Cash and cash equivalents, end of year       $   250,903    236,039    $
280,753

Supplemental disclosure of noncash investing activities:
Deferred project costs applied by funds      $              0   $19,988   $
75,262



  4.    INCOME TAX EARNINGS AND PARTNERS' CAPITAL

   The Partnership's income tax earnings for the years ended December 31, 1995, 1994, and 1993 are calculated as follows:

                                             1995      1994     1993

   Financial statement net income  $1,143,704          $1,130,464
   $1,087,637
   Increase (decrease) in net income resulting from:
Depreciation expense for financial reporting purposes
   in excess of amounts for income tax purposes        61,167   0         0
Rental income accrued for financial reporting purposes
   in excess of amounts for income tax purposes        (3,371)  (62,660)
   (5,579)
Expenses added (deductible) when paid for income tax
   purposes, accrued for financial reporting purposes  104,161  (25,331)
   22,204
   Income tax basis net income     $1,305,661          $1,042,473
   $1,104,262

   The Partnership's income tax basis partners' capital at December 31, 1995, 1994, and 1993 is computed as follows:

                                          1995       1994      1993

   Financial statement partners' capital$17,430,457  $18,076,397
   $18,575,447
   Increase (decrease) in partners' capital resulting from:
Depreciation expense for financial reporting purposes
   in excess of amounts for income tax purposes      61,167    0          0
Capitalization of syndication costs for income tax
purposes, which are accounted for as cost of capital
   for financial reporting purposes2,624,555         2,624,555 2,624,555
Accumulated rental income accrued for financial
reporting purposes in excess of amounts for
   income tax purposes           (361,990)           (358,619) (295,959)
Accumulated expenses deductible when paid for
income tax purposes, accrued for financial
   reporting purposes              127,059           22,898    48,229
   Partnership distributions payable for tax purposes619,021   458,890
   394,537
   Other                             2,154           2,155     2,154
   Income tax basis partners' capital$20,502,423     $20,826,276
   $21,348,963


S8  5.  RENTAL INCOME

   The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 1995 is as follows:

             Year ending December 31:
             1996               $  2,034,081
             1997                  1,574,968
             1998                  1,358,103
             1999                  1,316,848
             2000                  1,051,196
             Thereafter            4,035,852
                                 $11,371,048

   9Four significant tenants contributed 12%, 12%, 22%, and 29% of revenues for the year ended December 31, 1995. In addition, two significant tenants will contribute 21% and 51% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1995 is as follows:

             Year ending December 31:
             1996                 $   149,448
             1997                     195,991
             1998                     198,378
             1999                     185,895
             2000                     177,121
             Thereafter               642,597
                                   $1,549,430

   Two significant tenants will contribute approximately 78% and 17% of future minimum rental income.

   The future minimum rental income due Fund III and IV
   Associates under noncancelable operating leases at December 31, 1995 is as follows:

             Year ending December 31:
             1996               $  1,644,297
             1997                  1,536,513
             1998                  1,312,213
             1999                  1,259,368
             2000                    797,802
             Thereafter            6,586,093
                                 $13,136,286

   Two significant tenants contributed 29% and 31% of revenues for the year ended December 31, 1995. In addition, two significant tenants will contribute approximately 60% and 17% of future minimum rental income.

   The future minimum rental income due Fund II and III
   Associates--The Atrium under noncancelable operating leases at December 31, 1995 is as follows:

             Year ending December 31:
             1996                  $1,153,035
             1997                           0
             1998                           0
             1999                           0
             2000                           0
             Thereafter                     0
                                   $1,153,035

   One significant tenant contributed 100% of revenues for the year ended December 31, 1995. In addition, one significant tenant will contribute 100% of future minimum rental income.

   The future minimum rental income due 880 Property--Brookwood
   Grill under noncancelable operating leases at December 31, 1995 is as follows:

             Year ending December 31:
             1996                $   217,000
             1997                    230,563
             1998                    249,550
             1999                    249,550
             2000                    249,550
             Thereafter              270,346
                                  $1,466,559


   One significant tenant contributed 100% of revenues for the year ended December 31, 1995. In addition, one significant tenant will contribute 100% of future minimum rental income.


  6.    QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1995 and 1994:

                                 1995 Quarters Ended
                                 March 31 June 30 September 30 December 31
   $100,000                      $100,000)
   Revenues              $434,041         $434,562             $436,431
   $282,233
   Net income             341,183         317,668 332,156      152,697
   Net income allocated to general partners       0            0          0
   15,205
Net income (loss) allocated to Class A
   limited partners       476,874         361,358 332,156      (66,072)
Net (loss) income allocated to Class B
   limited partners     (135,691)         (43,690)             0
   203,564
   Net income per Class A limited partner unit    $0.02        $0.02      $0.02
   $0.00
Net (loss) income per Class B limited
   partner unit                (0.05)     (0.02)  0            0.08
   Cash distributed to general partners   0       0            0
   15,205
Cash distribution per Class A limited
   partner unit                 0.02      0.02    0.02         0.02
Cash distribution per Class B limited
   partner unit                 0.00      0.00    0.00         0.08


                                 1994 Quarters Ended
                                 March 31 June 30 September 30 December 31
   $100,000)                     $100,000)
   Revenues              $379,900         $394,522             $412,694
   $385,779
   Net income             274,606         282,598 306,007      267,253
Net income allocated to Class A
   limited partners       405,844         419,500 443,885      339,700
Net loss allocated to Class B
   limited partners     (131,238)         (136,902)            (137,877)
   (72,448)
Net income per Class A
   limited partner unit        $0.02      $0.02   $0.02        $0.02
   Net loss per Class B limited partner unit      (0.05)       (0.06)
   (0.05)                      (0.03)
Cash distribution per Class A limited
   partner unit                 0.02      0.02    0.02         0.02
Cash distribution per Class B limited
   partner unit                 0.00      0.00    0.00         0.02


  7.    COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.





                Independent Auditors' Report


The Partners
Wells Real Estate Fund III, L.P.:


We have audited the accompanying balance sheet of Wells
Real Estate Fund III, L.P. (a limited partnership)   as
of  DecemberE31,  1994, and the related  statements  of
income, partners' capital, and cash flows for the years
ended  DecemberE31, 1994 and 1993.  In connection  with
our  audits of the financial statements, we  have  also
audited   the   information   for   the   years   ended
DecemberE31, 1994 and 1993 included in the DecemberE31,
1995 financial statement Schedule III D Real Estate and
Accumulated  Depreciation.  These financial  statements
and  information  included in the  financial  statement
schedule  are  the responsibility of the  Partnership's
management.   Our  responsibility  is  to  express   an
opinion on these financial statements and information included in the financial statement schedule based on our audits.

We  conducted  our audits in accordance with  generally
accepted  auditing standards.  Those standards  require
that we plan and perform the audit to obtain reasonable
assurance  about whether the financial  statements  are
free  of  material  misstatement.   An  audit  includes
examining,  on  a test basis, evidence  supporting  the
amounts  and  disclosures in the financial  statements.
An   audit   also  includes  assessing  the  accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P.
as of December 31, 1994, and the results of its operations and its cash flows for the years ended
DecemberE31, 1994 and 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 and 1993 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



January 13, 1995
Atlanta, Georgia

_______________________________
1deleted March 19, 1996
Fund II and II-OW referred to as Fund II and III Associates
(Note 5). The Partnership also owns an interest in several properties through a joint venture between the Partnership and Wells Real Estate Fund IV ("Fund IV") referred to as Fund III and IV Associates (Note 5).
2deleted March 19, 1996
   Fair Value of Financial Instruments

The carrying value of all financial instruments, as reflected in the accompanying balance sheets, approximate their estimated fair values because substantially all financial assets are current and bear current rates.
3deleted March 19, 1996

  2.    DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Well's Capital for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Fees paid through December 31, 1995 were $1,554,441 and ultimately amounted to 7% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets at the joint ventures. Deferred project costs at December 31, 1995 and 1994 represent fees not yet applied to properties.

4deleted March 19, 1996
The Partnership has investments in Fund III and IV Associates, Fund II and III Associates which owns The Atrium and 880 Property--Brookwood Grill.
   5On April 3, 1989, the Partnership entered into a joint venture agreement with the existing joint venture, Fund II and Fund II-OW, formed by Wells Real Estate Fund II
   ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). The joint venture, Fund II and Fund III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and
   III Associates acquired The Atrium at Nassau Bay, a four-story office building located in Nassau Bay, Texas.

On March 27, 1991, the Partnership entered into a second joint venture with Wells Real Estate Fund IV, L.P. ("Fund IV"). The joint venture, Fund III-Fund IV Joint Venture ("III and
IV Associates"), was formed for the purpose of developing, constructing, and operating a shopping center to be known as the Stockbridge Village Shopping Center in Stockbridge, Georgia. In addition, in July 1992, III and IV Associates purchased an office building known as the G.E. Lighting National Customer Center in Richmond, Virginia.
6

   Fund II and II-OW

   In 1991, Fund II and II-OW contributed its interest in a parcel of land ("880 Property"), located in Roswell, Georgia, to Fund II and III Associates. Construction of a restaurant was completed during 1992 on a portion of the land, and the remainder is not yet developed. Under the terms of the Fund II and III Associates partnership agreement, The partnership's percentage ownership in The Atrium at Nassau Bay and the 880 Property remained unchanged.

   The following are the financial statements for Fund II and II-OW:

                           (TO FOLLOW)


7deleted 20mar 96
   Following are the financial statements for Fund II and III
   Associates:

             Fund II and III Associates--The Atrium
                    (A Georgia Joint Venture)
                         Balance Sheets
                   December 31, 1995 and 1994

                             Assets

 1995 1994

Real estate, at cost:
Land $  1,504,743 $  1,504,743
Building and improvements, less accumulated depreciation of $3,177,917 in 1995 and $2,660,410 in 1994

9,489,637

9,991,643
Total real estate 10,994,380 11,496,386
Cash and cash equivalents (Note 2) 846,173 684,753
Accounts receivable 113,362 340,086
Prepaid expenses and other assets 35,216 35,216
Total assets $11,989,131 $12,556,441


Liabilities and Partners' Capital

Liabilities:
Accounts payable $     534,553 $     364,387
Partnership distributions payable 365,481 367,424
Due to affiliates (Note 4) 0 20,405
Total liabilities 900,034 752,216
Partners' capital:
Fund II and Fund II-OW 7,273,932 7,743,056
Wells Real Estate Fund III 3,815,165 4,061,169
Total partners' capital 11,089,097 11,804,225
Total liabilities and partners' capital $11,989,131 $12,556,441


             Fund II and III Associates--The Atrium
                    (A Georgia Joint Venture)
                      Statements of Income
      For The Years Ended December 31, 1995, 1994, and 1993

 1995 1994 1993

Revenues:
Rental income $2,079,345 $2,079,345 $2,079,345
Interest income 29,965 24,636 16,563
 2,109,310 2,103,981 2,095,908
Expenses:
Management and leasing fees (Note 4) 142,761 142,736 141,362
Operating costs--rental property 419,152 419,753 444,547
Depreciation 517,507 475,928 481,196
Legal and accounting 7,384 51,238 11,159
Computer costs 1,749 2,760 3,176
Partnership administration 23,077 30,816 34,394
Amortization of organization costs 0 43 173
 1,111,630 1,123,274 1,116,007
Net Income $   997,680 $   980,707 $   979,901

Net Income Allocated To Fund II And Fund II-OW
$   654,478
$   643,345
$   642,815

Net Income Allocated To Wells Real Estate Fund III
$   343,202
$   337,364
$   337,086


             Fund II and III Associates--The Atrium
                    (A Georgia Joint Venture)
                 Statements of Partners' Capital
      For The Years Ended December 31, 1995, 1994, and 1993

                             Fund II
                               and
                      Fund II-OW Wells Real
                             Estate
                         Fund III Total
                            Partners'
   Capital
    $1,000,000)
   Balance, December 31, 1993 $8,195,099 $4,298,217 $12,493,316
   Net income 643,345 337,364 980,709
   Partnership distributions (1,095,388) (574,412) (1,669,800)
   Balance, December 31, 1994 7,743,056 4,061,169 11,804,225
   Net income 654,478 343,202 997,680
   Partnership distributions (1,123,602) (589,206) (1,712,808)
   Balance, December 31, 1995 $7,273,932 $3,815,165 $11,089,097

   Following are the financial statements for Fund III and IV
   Associates:

                   Fund III and IV Associates
                    (A Georgia Joint Venture)
                         Balance Sheets
                   December 31, 1995 and 1994

                             Assets

 1995 1994

Real estate, at cost:
Land $  3,331,775 $  3,331,775
Building and improvements, less accumulated depreciation of $1,257,846 in 1995 and $875,430 in 1994

10,819,438

11,172,645
Total real estate 14,151,213 14,504,420
Cash and cash equivalents (Note 2) 250,903 236,039
Accounts receivable 294,278 367,660
Prepaid expenses and other assets 54,342 108,607
Total assets $14,750,736 $15,216,726


Liabilities and Partners' Capital

Liabilities:
Accounts payable $       33,221 $       35,949
Partnership distributions payable 343,902 354,025
Due to affiliates (Note 4) 7,151 15,412
Total liabilities 384,274 405,386
Partners' capital:
Wells Real Estate Fund III 8,234,366 8,489,389
Wells Real Estate Fund IV 6,132,096 6,321,951
Total partners' capital 14,366,462 14,811,340
Total liabilities and partners' capital $14,750,736 $15,216,726


                   Fund III and IV Associates
                    (A Georgia Joint Venture)
                      Statements of Income
      for the Years Ended December 31, 1995, 1994, and 1993

 1995 1994 1993

Revenues:
Rental income $1,676,025 $1,686,388 $1,558,970
Interest income 15,482 9,678 10,975
 1,691,507 1,696,066 1,569,945
Expenses:
Management and leasing fees (Note 4) 93,024 96,042 94,926
Lease acquisition costs (Note 4) 78,766 54,988 57,420
Operating costs--rental property 40,195 5,785 74,557
Depreciation 382,416 331,381 301,596
Legal and accounting 10,928 93,193 55,574
Computer costs 5,790 3,666 6,559
Property administration 26,364 44,781 59,483
Amortization of organization costs 366 366 366
 637,849 630,202 650,481
Net income $1,053,658 $1,065,864 $919,464

Net income allocated to Wells Real Estate Fund III
$   603,921
$   612,543
$   566,667

Net income allocated to Wells Real Estate Fund IV
$   449,737
$   453,321
$   352,797


   8The following are the condensed financial statements for III and IV Associates, The Atrium at Nassau Bay, and
   880 Property:

                      III and IV Associates
                         Balance Sheets
                   December 31, 1995 and 1994

                             Assets

                            1995 1994

                          Real estate:
                 Land $  3,331,775 $  3,331,775
      Buildings and improvements, net 10,867,822 11,172,645
                      14,199,597 14,504,420
            Cash and cash equivalents 250,903 236,039
          Receivables and other assets 348,620 476,267
              Total assets $14,799,120 $15,216,726


                Liabilities and Partners' Capital

                          Liabilities:
     Accounts payable and accrued expenses $       33,221 $
                             35,949
                 Due to affiliates 7,151 15,412
        Partnership distributions payable 343,902 354,025
                Total liabilities 384,274 405,386
                       Partners' capital:
      Wells Real Estate Fund III, L.P. 8,262,098 8,489,389
       Wells Real Estate Fund IV, L.P. 6,152,748 6,321,951
          Total partners' capital 14,414,846 14,811,340
 Total liabilities and partners' capital $14,799,120 $15,216,726


                      III and IV Associates
                     Statements of Earnings
      for the Years Ended December 31, 1995, 1994, and 1993

                          1995 1994 1993

                            Revenues:
         Rental income $1,676,024 $1,686,388 $1,558,970
               Interest income 15,482 9,678 10,975
                  1,691,506 1,696,066 1,569,945
                            Expenses:
              Depreciation 334,032 331,381 301,596
     Management and leasing expenses 172,156 151,030 152,347
         Other operating expenses 83,277 147,791 196,538
                     589,465 630,202 650,481
         Net earnings $1,102,041 $1,065,864 $   919,464
           Row deleted to prevent unwanted page break
                    The Atrium at Nassau Bay
                         Balance Sheets
                   December 31, 1995 and 1994

                             Assets

                            1995 1994

                          Real estate:
                 Land $  1,504,743 $  1,504,743
       Buildings and improvements, net 9,539,029 9,991,643
                      11,043,771 11,496,386
            Cash and cash equivalents 846,173 684,753
          Receivables and other assets 148,578 375,302
              Total assets $12,038,522 $12,556,441


                Liabilities and Partners' Capital

                          Liabilities:
     Accounts payable and accrued expenses $      534,552 $
                             364,387
                   Due to affiliates 0 20,405
        Partnership distributions payable 365,481 367,424
                Total liabilities 900,033 752,216
                       Partners' capital:
           Fund II and Fund II-OW 7,306,334 7,743,056
      Wells Real Estate Fund III, L.P. 3,832,155 4,061,169
          Total partners' capital 11,138,489 11,804,225
 Total liabilities and partners' capital $12,038,522 $12,556,441

                    The Atrium at Nassau Bay
                     Statements of Earnings
      for the Years Ended December 31, 1995, 1994, and 1993

                          1995 1994 1993

                            Revenues:
         Rental income $2,079,345 $2,079,345 $2,079,345
              Interest income 29,965 24,636 16,563
                  2,109,310 2,103,981 2,095,908
                            Expenses:
              Depreciation 468,116 475,928 481,196
     Management and leasing expenses 142,761 142,735 141,362
        Other operating expenses 451,362 504,609 493,449
                  1,062,239 1,123,272 1,116,007
         Net earnings $1,047,071 $   980,709 $   979,901
           Row deleted to prevent unwanted page break
                          880 Property
                         Balance Sheets
                   December 31, 1995 and 1994

                             Assets

                            1995 1994

                          Real estate:
                   Land $   745,223 $2,070,465
       Building and improvements, net 1,109,911 1,572,444
                Construction in progress 0 30,173
                       1,855,134 3,673,082
                       Cash 33,892 32,239
         Receivables and other assets 1,868,024 137,288
               Total assets $3,757,050 $3,842,609


                Liabilities and Partners' Capital

                          Liabilities:
      Accounts payable and accrued expenses $       1,180 $
                              4,611
                  Due to affiliate 6,079 5,614
         Partnership distributions payable 35,533 61,183
                 Total liabilities 42,792 71,408
                       Partners' capital:
              Fund II and II-OW 2,315,940 2,351,445
      Wells Real Estate Fund III, L.P. 1,398,318 1,419,756
           Total partners' capital 3,714,258 3,771,201
  Total liabilities and partners' capital $3,757,050 $3,842,609
           Row deleted to prevent unwanted page break
                          880 Property
                     Statements of Earnings
      for the Years Ended December 31, 1995, 1994, and 1993

    1995 1994 1993

   Revenues:
   Rental income $230,317 $224,750 $224,750
   Expenses:
   Depreciation 58,659 58,659 58,659
   Management and leasing expenses 29,351 30,217 30,768
   Other operating expenses 45,176 44,553 43,442
    133,186 133,429 132,869
   Net earnings $  97,131 $  91,321 $  91,881

   Buildings and improvements for all properties are stated at cost and include deferred project costs allocated by Fund II, Fund II-OW, Fund IV, and the Partnership (Note 3). Net earnings and cash available for distribution for the joint venture III and IV Associates and each individual property in II and III Associates are computed on a quarterly basis and are allocated based on each investor's total contributions at the end of the applicable period. Cash available for distribution is distributed quarterly and is included in the Partnership's quarterly distributions to investors.

9DELETED ON 7 MARCH 96
   The future minimum rents due under noncancelable operating leases through Fund II & III Associates investment in real estate and joint ventures at December 31, 1995 are as follows:

   Year ending December 31:
   1996 $
   1997
   1998
   1999
   2000
   Thereafter

   The future minimum rents due under noncancelable operating leases from properties which Fund II-Fund II-OW JV holds a joint venture interest at December 31, 1995 are as follows:

 Tucker Cherokee The Atrium 880 Property
 $10,000 $100,000 $100,000 $100,000
Year ended December 31:
1996 $            $              $              $
1997
1998
1999
2000
Thereafter