Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND III L P
filed 1996-05-14
CIK 838856

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996           or
                               -------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                              ---------------    ------------------
Commission file number               0-18407
                      ---------------------------------------------------------

                        Wells Real Estate Fund III, L.P.
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Georgia                              58-1800833
- -------------------------------        ----------------------------------------
(State -or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
- ----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
                                                 ---------------------------


- ----------------------------------------------------------------------------
     (Former name, former address and former fiscal year,
                if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   --------    ---------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund III, L.P.
                        --------------------------------

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1996
                  and December 31, 1995................................    3

                  Statements of Income for the Three Months
                  Ended March 31, 1996 and 1995........................    4

                  Statement of Partner's Capital for the
                  Three Months Ended 1996
                  and the Year Ended December 31, 1995.................    5

                  Statements of Cash Flows for the Three
                  Months Ended March 31, 1996 and 1995.................    6

                  Condensed Notes to Financial Statements..............    7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................................   16

PART II. OTHER INFORMATION.............................................   23

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)
                               BALANCE SHEETS

                     DECEMBER 31, 1995 AND MARCH  31, 1996

         Assets                                     March  31, 1996  December  31. 1995
         ------                                     ---------------  ------------------

Real estate, at cost: (Note 2)
 Land                                               $   576,350         $   576,350
   Building and improvements, less accumulated
   depreciation of $494,481 in 1996 and $367,097
   in 1995                                            3,071,119           3,110,696
                                                    -----------         -----------

    Total real estate                                 3,647,469           3,687,046
                                                    -----------         -----------

Cash and cash equivalents                               312,519             500,327
Investment in joint ventures (Note 2)                13,285,260          13,446,045
Due from affiliates                                     364,387             336,216
Accounts receivable                                      59,844              60,841
Prepaid expenses and other assets                        29,033              29,096
                                                    -----------         -----------

    Total Assets                                    $17,698,512         $18,059,571
                                                    -----------         -----------

    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
   Accounts payable                                      13,207               5,035
   Partnership distributions payable                    406,273             617,810
   Due to affiliates                                      6,159               6,269
                                                    -----------         -----------
    Total liabilities                                   425,639             629,114
                                                    -----------         -----------

Partners' capital:
   General Partners                                           0                   0
   Limited Partners:
    Class A - 19,635,965 units outstanding           17,272,873          17,430,457
    Class B - 2,544,540 units outstanding                     0                   0
                                                    -----------         -----------
     Total partners' capital                         17,272,873          17,430,457
                                                    -----------         -----------

     Total liabilities
     and partners' capital                          $17,698,512         $18,059,571
                                                    -----------         -----------

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              Statements of Income

                                                  Three Months Ended
                                           March 31, 1996  March, 31, 1995
                                           --------------  ----------------
Revenues:
Rental income (Note 2)                           $145,742        $ 145,508
Equity in earnings of
 joint ventures (Note 2)                          203,602          283,339
Interest income                                     5,853            5,194
                                                 --------        ---------
                                                  355,197          434,041

Expenses:
 Management and leasing fees                        8,774            8,730
 Operating costs - rental property                 48,059           37,075
 Depreciation                                      39,577           24,388
 Legal and accounting                               1,543            5,539
 Computer costs                                     1,327            2,946
 Partnership administration                        20,781           14,180
                                                 --------        ---------
                                                  120,061           92,858
                                                 --------        ---------
  Net income                                     $235,136        $ 341,183
                                                 --------        ---------

 Net loss allocated to General Partners          $      0        $       0

Net income allocated to
 Class A Limited Partners                        $235,136        $ 476,874

Net loss allocated to
 Class B Limited Partners                        $      0        $(135,691)

Net income per Class A
 Limited Partner Unit                               $0.01        $    0.02

Net loss per Class B
 Limited Partner Unit                            $      0        $   (0.05)

Cash distribution per Class
 A Limited Partner Unit                             $0.02        $    0.02

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                   AND THE THREE MONTHS ENDED, MARCH 31, 1996

                                                         Limited Partners
                                       --------------------------------------------------
                                                Class A                      Class B                       Total
                                       ----------------------------   --------------------   General     Partners'
                                         Units          Amounts         Units      Amount    Partners     Capital
                                       ----------  -----------------  ---------  ----------  ---------  ------------
BALANCE, December 31, 1994             19,635,965       $17,897,016   2,544,540  $ 179,381          0   $18,076,397
          Net income (loss)                     0         1,104,316           0     24,183     15,205     1,143,704
          Partnership distributions             0        (1,570,875)          0   (203,564)   (15,205)   (1,789,644)
                                       ----------       -----------   ---------  ---------   --------   -----------
BALANCE, December 31, 1995             19,635,965       $17,430,457   2,544,540  $       0   $      0   $17,430,457

          Net income                            0           235,136           0          0          0       235,136
          Partnership distributions             0          (392,719)          0          0          0      (392,719)
                                       ----------       -----------   ---------  ---------   --------   -----------
BALANCE, March 31, 1996                19,635,965       $17,272,873   2,544,540          0          0   $17,272,873
                                       ==========       ===========   =========  =========   ========   ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                      March 31, 1996    March, 31, 1995
                                                    -----------------  ----------------

Cash flows from operating activities:
  Net earnings                                          $ 235,136         $ 341,183
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Equity in income of joint ventures                    (203,603)         (283,339)
   Distributions received from joint ventures             336,217           352,504
   Partnership distributions paid                        (609,293)         (455,148)
   Depreciation                                            39,577            24,388
   Changes in assets and liabilities:
   Decrease Increase) in accounts receivable                  997           (26,091)
   Decrease (Increase) in prepaids and
    other assets                                               64              (248)
   Increase in accounts payable                            13,207             3,231
   (Decrease) Increase due to affiliates                     (110)               87
                                                        ---------         ---------
     Net cash used in operating activities               (187,808)          (43,433)
                                                        ---------         ---------

Net decrease in cash and cash equivalents                (187,808)          (43,433)

Cash and cash equivalents, beginning of year              500,327           318,250
                                                        ---------         ---------
Cash and cash equivalents, end of period                $ 312,519         $ 274,817
                                                        ---------         ---------



            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

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

          On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on October 23, 1990, and received gross proceeds of $22,206,319 representing subscriptions from 2,700 Limited Partners, composed to two classes of limited partnership interests, Class A and Class B limited partnership units.

          As of March 31, 1996, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, (ii) the Atrium, an office building in Houston Texas (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, (v) the G.E. Office Building located in Richmond, Virginia, and (vi) an office/retail center currently being developed in Roswell, Georgia. All of the foregoing properties were acquired on an all cash basis.


     (b)  Basis of Presentation
          ---------------------

          The financial statements of Wells Real Estate Fund III, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

     (c)  Employees
          ---------

          The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
          ---------

          Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (e)  Competition
          -----------

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

(2)  Real Estate and Rental Income
     -----------------------------

     The following describes the properties in which the Partnership owns an interest as of March 31, 1996:

          The Greenville Property
          -----------------------

          On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses, for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet.

          The occupancy rate at the Greenville Property for the quarters ended March 31 was 98% in 1996, 100% in 1995 and 1994, 95% in 1993, and 94%
          in 1992.

          The average effective annual rental per square foot at the Greenville Property was $17.00 for 1996, $17.01 for 1995, $16.73 for 1994, $16.74
          for 1993, and $14.91 for 1992.

          Two tenants occupy ten percent or more of the rentable square footage
          - International Business Machines Corporation ("IBM"), a business machine corporation, and Team YASNY (McDonald's) a fast-food restaurant chain.

          The Partnership entered into a net lease with IBM for a portion of the first floor and the entire second floor of the Greenville Property representing approximately 23,300 rentable square feet or approximately 67% of the Greenville Property. The initial term of the IBM lease is nine years and ten months and commenced in April of 1991. IBM has the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable under the IBM lease is $462,242, net of all expenses of operation, and is payable in monthly installments of $38,520.17. The annual base rent will increase in the sixth year of the initial term of the lease to $478,101 payable in equal monthly installments of $39,841.75 and will remain constant for each of the subsequent years in the initial term of the lease. In addition to the base rent, IBM is required to pay additional rent equal to its share of all operating expenses during the lease term.

          The lease provides IBM with the right of first refusal to purchase the Greenville Property should the Partnership receive a bona fide offer from a third party to purchase the Greenville Property during the term of the lease. IBM also has the right of first refusal to lease all or a portion of any space which may from time to time become available. The IBM lease also provides that the Partnership will not lease or consent to any sublease to any entity which, as a major part of its business engages in sales and services similar to those of IBM.

          Team YASNY's original lease represented 3,122 rentable square feet. In 1994, Team YASNY expanded and increased their rentable space on additional 1,232 square feet for a total of 4,354 rentable square feet. The Team YASNY lease calls for an annual rent of $51,717 in 1996 and $53,200 in 1997. The Team YASNY lease expires September 30, 1997.

(3)  Investment in Joint Ventures.
     -----------------------------

     The Partnership also owns the following properties through joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     Fund II and Fund III Joint Venture
     ----------------------------------

     On April 3, 1989, the Partnership formed a joint venture, Fund II and Fund III Associates (the "Fund II-Fund III Joint Venture") with an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners. Wells Fund II and Wells Fund II-OW are affiliated with the Partnership through common general partners with investment objectives substantially identical to those of the Partnership. The Partnership owns interests in the following two properties through the Fund II-Fund III Joint Venture:

          The Atrium
          ----------

          In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay" (the Atrium").

          The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of March 31, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds an approximately 66% equity interest in the Fund II-Fund III Joint Venture, and the Partnership holds an approximately 34% equity interest in the Fund II-Fund III Joint Venture.

          The Atrium was first occupied in 1987 and contains approximately 119,000 net rentable square feet. Each floor of the Atrium is currently under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases have terms of approximately eight years and expires on June 30, 1996. The leases do not contain any provisions for extension. The Fund II-Fund III Joint Venture is responsible for operating expenses of up to $4.50 per square foot for the first four years and $4.75 per square foot thereafter. The tenant under each lease is required to pay certain operating expenses including expenses relating to its share of the building in excess of $4.50 per square foot paid by the Joint Venture for the first four lease years and $4.75 per square foot for the remaining term. Under the terms of each of the leases, the tenant is responsible for all maintenance and repair work, as well as all utilities, taxes, insurance and similar expenses with respect to the Atrium in excess of the amounts specified above. The leases for each of the four floors of the building are identical, except as to their base monthly rentals. The leases for the Atrium currently provide for a monthly base rent of $185,298 until the expiration of said lease in June 1996.

          The occupancy rate at the Atrium Property was 100% and the average effective annual rental per square foot was $17.47 for the five years ended March 31, 1996.

          As set forth above, the Lockheed lease will expire on June 30, 1996, and renewal is not expected at this time. The Partnership has responded to various potential tenants regarding their leasing portions of the Atrium should Lockheed not renew. In the event that Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium Property could decrease significantly. In addition, even if the Partnership is able to obtain leases with the new tenants for the Atrium Property, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners in the year tenants are acquired.

          The Brookwood Grill Property
          ----------------------------

          On January 31, 1990, the Fund II-Fund II-OW Joint Venture acquired a
          5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "880 Property"). The Fund II-Fund II-OW Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

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

          As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately
          1.5 acres and the construction of a 7,440 square foot restaurant. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for Years 1 through 5, with a 15% increase for the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. Under the terms of the lease, the Fund II-Fund III Joint Venture was required to make certain improvements for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements as agreed. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for such improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

          The occupancy rate for the Brookwood Grill, a sole tenant, for the quarters ended March 31 was 100% for 1996, 1995, 1994, 1993, and 1992.
          The average effective annual rental per square foot at the Brookwood Grill is $30.21 for 1996, 1995, 1994 and 1993, and $24.60 for 1992,
          the first year of occupancy.

          As of March 31, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill property, and the Partnership holds an approximately 38% equity interest in the project.

          On January 10, 1995, the Fund II - Fund III Joint Venture contributed the remaining 4.3 acres of land comprising the 880 Property to a new joint venture, Fund II, III, VI, and VII Associates. This property is described below.

     Fund II, III, VI and VIII Associates/Holcomb Bridge Road Property
     -----------------------------------------------------------------

     On January 10, 1995, Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo
     F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners; and Wells Real Estate Fund VII, L.P. ("Wells Funds VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

     In January, 1995, the Fund II-Fund III Joint Venture contributed approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements with a book value of $1,729,116 to the Fund II, III, VI and VII Joint Venture. Development is underway on two buildings containing a total of approximately 49,500 square feet. As of March 31, 1996, leases were signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet and Townsend Tax for 1,389 square feet. Initial occupancy occurred in February 1996. Three tenants occupied the 880 Holcomb Bridge Road Property as of March 31, 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the first quarter of 1996.

     As of March 31, 1996, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 33% equity interest, Wells Fund VI had contributed $982,691 toward the construction for an approximate 19% equity interest, and Wells Fund VII had contributed $2,500,000 for an approximate 48% equity interest. As of March 31, 1996, the Partnership held an approximate 12% equity interest in the Fund II, III, VI and VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property, excluding land, is currently anticipated to be approximately $4,000,000, and it is anticipated that the remaining approximate $517,000 will be contributed $260,000 by Wells Fund VI and $257,000 by Wells Fund VII. The Partnership is not obligated to provide any additional funding on the Holcomb Bridge Road Property.

     Fund III and Fund IV Joint Venture
     ----------------------------------

     On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners, entered into a Joint Venture Agreement known as Fund III and Fund VI Associates (the "Fund III - Fund IV Joint Venture"). As set forth above, Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. The Partnership holds an approximate 57.3% equity interest in the Fund III
     - Fund IV Joint Venture which owns and operates the multi-tenant retail center and an office building described below. As of March 31, 1996, the Partnership had contributed $8,119,603 and Wells Fund IV had contributed $6,131,677 for total contributions of $14,251,280 to the Fund III - Fund IV Joint Venture for the acquisition and development of two properties as described below.

          The Stockbridge Village Shopping Center
          ---------------------------------------

          On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 113,011 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,914 square feet is comprised of 12 separate retail spaces and 3 free-standing buildings. The occupancy rates at the Stockbridge Property for the quarters ended March 31 were 93% in 1996, 100% in 1995, 99% in 1994, 100% in 1993 and 87% in 1992.
          The average effective annual renal per square foot at the Stockbridge Property was $9.50 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13
          for 1993, and $7.34 for 1992.

          As of March 31, 1996, the Partnership had contributed a total of $4,515,042 and Wells Fund IV had contributed a total of $5,047,132 to fund the total cost of approximately $9,562,000 for the acquisition and development of the Stockbridge Property.

          The G.E. Building/Richmond
          --------------------------

          The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600.

          The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period. The occupancy rate at the G.E. Building for the quarters ended March 31 was 100% for 1996, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992. As of March 31, 1996, a total of
          $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, Wells Fund IV contributed $1,084,545 and the Partnership contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATION.
- -------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, with the meaning of Section 27A of the Securities Act of 1993 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results in Operations and Changes in Financial Conditions
- ---------------------------------------------------------

General
- -------

Gross revenues of the Partnership were $355,197 for the three months ended March 31, 1996, as compared to $434,041 for the three months ended March 31, 1995.
The decrease for 1996 over 1995 was due primarily to decreased income from joint ventures which was primarily due to increased depreciation expense.

Expenses of the Partnership increased for 1996 compared to 1995 from $92,858 for the three months ended March 31, 1995 to $120,061 for the three months ended March 31, 1996. The increase in expenses was due primarily to increased operating costs, partnership administration and depreciation expenses. Depreciation expenses increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years.

Net cash used in operating activities decreased from a use of cash of $43,433 in 1995 to a use of cash of $187,808 in 1996. The decrease was due to decreased net income, decreased distributions received from joint ventures and an increase in distributions paid. Cash and cash equivalents remained relatively stable for each of the three months ending March 31, 1995 and 1996. The Partnership generally distributes cash available less reserves. As a result, the level of cash remains relatively stable.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.02 per unit for each of the three months ended March 31, 1996 and 1995. No cash distributions were made to the Limited Partners holding Class B Units or the General Partners for the three months ended March 31, 1996 and 1995.

Property Operations
- -------------------

As of March 31, 1996, the Partnership owned interests in the following properties:


The Greenville Property
- -----------------------
                                           Three Months Ended March 31
                                           ----------------------------
                                               1996          1995
                                           ----------------------------
Revenues:
  Rental  income                            $145,742         $145,508

Expenses:
  Depreciation                                39,577           24,388
  Management and leasing expenses             17,568           17,488
 Other operating expenses                     39,805           28,317
                                            --------         --------
                                              96,950           70,193
                                            --------         --------

Net income                                  $ 48,792         $ 75,315
                                            --------         --------

Occupied %                                        98%             100%
Partnership's Ownership %                        100%             100%

Cash Generated to the Partnership           $ 90,788         $101,628

Net Income Allocated to the Partnership     $ 48,792         $ 75,315

Rental income remained stable from 1995 to 1996. Expenses of the Greenville Property increased in 1996 as compared to 1995 due to an increase in depreciation expense and other operating expenses. The increase in depreciation expenses is due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Operating expenses increased due to decreased tenant reimbursements.

The Atrium                                  Three Months Ended March 31
- ----------                                 -----------------------------
                                                1996           1995
                                           --------------  -------------
Revenues:
  Rental  income                                $519,836       $519,836
  Interest income                                  7,686          6,263
                                                --------       --------
                                                 527,522        526,099
                                                --------       --------
Expenses:
  Depreciation                                   168,478        117,029
  Management and leasing expenses                 35,690         35,690
  Other operating expenses                        85,942         70,704
                                                --------       --------
                                                 290,110        223,423
                                                --------       --------

Net income                                      $237,412       $302,676
                                                ========       ========

Occupied %                                           100%           100%
Partnership's Ownership %                           34.4%          34.4%

Cash Distributed to the Partnership             $153,977       $162,707

Net Income allocated to the Partnership         $ 81,670       $104,121

Rental and interest income remained stable for the three month periods ended March 31, 1996 and 1995. The increase in depreciation expense for the three months ended March 31, 1996 over the same period of 1995 is due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition." The increase in operating expenses to $85,942 as of March 31, 1996 compared to $70,704 as of March 31, 1995 is primarily due to expenditures for engineering and professional fees related to obtaining a new tenant for the property.

The lease with Lockheed Company will expire on June 30, 1996, and renewal is not anticipated at this time. The Partnership has responded to various potential tenants regarding leasing portions of the Atrium should Lockheed not renew. In the event that Lockheed does not renew its lease and the Partnership unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium Property could decease significantly following the expiration of the Lockheed lease on June 30, 1996. In addition, even if the Partnership is able to obtain leases with new tenants for the Atrium Property, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions of Limited Partners.



The Brookwood Grill Property               Three Months Ended March 31
- ----------------------------                ----------------------------
                                              1996            1995
                                           ----------------------------
Revenues:
  Rental  income                             $56,188           $57,525
  Equity in loss of joint ventures            (5,433)                0
                                             -------           -------
                                              50,755            57,525
Expenses:
  Depreciation                                13,503            14,665
  Management and leasing expenses              6,968             7,290
 Other operating expenses                     17,889            10,545
                                             -------           -------
                                              38,360            32,500
                                             -------           -------

Net income                                   $12,395           $25,025
                                             =======           =======

Occupied %                                       100%              100%
Partnership's Ownership %                       38.0%             37.6%

Cash Distributed to the Partnership          $10,348           $14,782

Net Income allocated to the Partnership      $ 4,667           $ 9,422

Rental income has remained relatively stable for the three months ended March 31, 1996 as compared to 1995. The decrease in depreciation for the first quarter of 1996 over the same period of 1995 is due primarily to the contribution of land improvements to the Fund II -III-VI-VII Joint Venture. The increase in operating expenses for the first quarter of 1996 over the same period in 1995 is due primarily to a reimbursement to tenant of administrative charges for the prior year. Net income decreased from $25,025 as of March 31, 1995 to $12,395 as of March 31, 1996 due primarily to the tenant reimbursement discussed above and the equity loss generated by the new joint venture.



880 Holcomb Bridge - Fund II, III, VI, VII Joint Venture
- ----------------------------------------------------------
                                                            Three Months Ended
                                                            -------------------
                                                              March 31, 1996
                                                            -------------------
Revenues:
 Rental income                                                       $  9,421

Expenses:
 Depreciation                                                            6,120
 Management and leasing expenses                                         1,051
 Other operating expenses                                               18,839
                                                                      --------
                                                                        26,010
                                                                      --------

Net loss                                                              $(16,589)
                                                                      ========

Occupied %                                                                  71%

Partnership's Ownership % in the
  Fund II-Fund III Joint Venture                                         32.75%

Cash  Distribution to the Fund II-Fund III
Joint Venture *                                                       $      0

Net (loss) Allocated to the Fund II-Fund III
Joint Venture *                                                       $ (5,433)

* The Partnership holds a 32.75% ownership in the Fund II-Fund III Joint Venture

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Project") to the Fund II, III, IV, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of March 31, 1995, no comparative figures are available for the quarter.

As of March 31, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.75% equity interest, Wells Fund VI contributed $982,691 toward the construction for an approximate 19.48% equity interest, and Wells Fund VII contributed $2,500,000 for an approximate 47.77% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $517,000, $260,000 will be contributed by Wells Fund VI and $257,000 by Wells Fund VII for an anticipated equity interest of 48.1% by the Wells Fund VII, 30.2% by the Fund II-Fund III Joint Venture and 21.7% by Wells Fund VI.

The Stockbridge Village Shopping Center     Three Months Ended March 31
- --------------------------------------     ----------------------------
                                               1996            1995
                                           ----------------------------
Revenues:
  Rental  income                               $268,455        $296,535
  Interest income                                 3,613           4,480
                                               --------        --------
                                                272,068         301,015
Expenses:
  Depreciation                                   84,748          55,296
  Management and leasing expenses                27,154          28,821
  Other operating expenses                       25,392          11,379
                                               --------        --------
                                                137,294          95,496
                                               --------        --------

Net income                                     $134,774        $205,519
                                               ========        ========

Occupied %                                           93%            100%
Partnership's Ownership %                          57.3%           57.3%

Cash Distributed to the Partnership            $132,544        $154,618

Net Income Allocated to the Partnership        $ 77,248        $117,797


Rental income decreased to $268,455 for 1996, as compared to $296,535 in 1995, due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet. Expenses of the property increased from $95,496 in 1995 to $137,294 due primarily to the increase in depreciation expense as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition" and timing differences in billing tenant expense reimbursements.



The G.E. Building/Richmond                  Three Months Ended March 31
- --------------------------                 -----------------------------
                                                1996           1995
                                           --------------  -------------
Revenues:
  Rental  income                                $131,856       $131,856

Expenses:
  Depreciation                                    49,053         28,160
  Management and leasing expenses                  9,965          9,965
  Other operating expenses                         3,020          3,007
                                                --------       --------
                                                  62,038         41,132
                                                --------       --------

Net income                                      $ 69,818       $ 90,724
                                                ========       ========

Occupied %                                           100%           100%
Partnership's Ownership %                           57.3%          57.3%

Cash Distributed to the Partnership             $ 67,519       $ 66,225

Net Income Allocated to the Partnership         $ 40,017       $ 52,000

Rental income remained constant for 1996 and 1995. Total expenses increased in 1996 due to the increase in depreciation expense as a result of the change in the estimate useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Condition".

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND III, L.P.
                            (Registrant)



Dated: May  13, 1996     By:  /s/Leo F. Wells, III
                              ----------------------------------------------
                            Leo F. Wells, III, as Individual General
                            Partner and as President, Sole Director and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner