Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND III L P
filed 1996-08-14
CIK 838856

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549
                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   June 30, 1996                 or
                                 -----------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    -------------------------
Commission file number           0-18407
                       -------------------------------------------------------
                         Wells Real Estate Fund III, L.P.
- ------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

       Georgia                                    58-1800833
- -----------------------------                 --------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                    30092
- ------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (770) 449-7800
                                                   ---------------------------

- ------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    ------     ------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund III, L.P.
                        --------------------------------

                                     INDEX
                                     -----


PART 1.  FINANCIAL INFORMATION                                        Page No.
                                                                      --------

          Item 1.  Financial Statements

                   Balance Sheets - June 30, 1996
                   and December 31, 1995 .................................3

                   Statements of Income for the Three
                   Months and Six Months Ended
                   June 30, 1996 and 1995 ................................4

                   Statement of Partner's Capital for the
                   Six Months Ended June 30, 1996 and the
                   Year Ended December 31, 1995 ..........................5

                   Statements of Cash Flows for the Six
                   Months Ended June 30, 1996 and 1995 ...................6

                   Condensed Notes to Financial Statements ...............7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations ...........................................16

PART II. OTHER INFORMATION ..............................................23

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)
                                 BALANCE SHEETS


         Assets                                  June 30, 1996  December  31, 1995
         ------                                  -------------  ------------------
Real estate, at cost: (Note 2)
  Land                                           $   576,350           $   576,350
   Building and improvements, less accumulated
   depreciation of $534,058 in 1996 and
   $367,097 in 1995                                3,031,542             3,110,696
                                                 -----------           -----------

      Total real estate                            3,607,892             3,687,046
                                                 -----------           -----------

Cash and cash equivalents                            408,404               500,327
Investment in joint ventures (Note3)              13,107,429            13,446,045
Due from affiliates                                  357,911               336,216
Accounts receivable                                   58,848                60,841
Prepaid expenses and other assets                     27,574                29,096
                                                 -----------           -----------

   Total Assets                                  $17,568,058           $18,059,571
                                                 ===========           ===========

   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
 Accounts payable                                $    23,253           $     5,035
 Partnership distributions payable                   396,899               617,810
 Due to affiliates                                    10,014                 6,269
                                                 -----------           -----------
   Total liabilities                                 430,166               629,114
                                                 -----------           -----------

Partners' capital:
 General Partners                                          0                     0
 Limited Partners:
   Class A - 19,635,965 units outstanding         17,137,892            17,430,457
   Class B - 2,544,540 units outstanding                   0                     0
                                                 -----------           -----------
      Total partners' capital                     17,137,892            17,430,457
                                                 -----------           -----------

      Total liabilities
      and partners' capital                      $17,568,058           $18,059,571
                                                 ===========           ===========

            See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              Statements of Income

                               Three Months Ended         Six Months Ended
                              June 30,     June 30,     June 30,     June 30,
                                1996         1995         1996         1995
                              ---------    ---------    ----------   ---------
Revenues:
Rental Income (Note 2)         $146,241     $145,508      $291,983   $ 291,016
Equity in income of
 joint ventures (Note 3)        180,081      284,256       383,683     567,595
Interest Income                   3,808        4,798         9,661       9,992
                               --------     --------      --------   ---------
                                330,130      434,562       685,327     868,603

Expenses:
 Management and leasing
  fees                           13,301       11,583        22,075      20,313
 Operating costs - rental
  property                      (19,743)      62,883        28,316      99,958
 Depreciation                    39,577       24,389        79,154      48,777
 Legal and Accounting            20,801          599        22,344       6,138
 Computer costs                   1,390        1,808         2,717       4,754
 Partnership administration      17,066       15,632        37,847      29,812
                               --------     --------      --------   ---------
                                 72,392      116,894       192,453     209,752
                               --------     --------      --------   ---------
   Net income                  $257,738     $317,668      $492,874   $ 658,851
                               ========     ========      ========   =========

Net income allocated to
 General Partners              $      0     $      0      $      0   $       0

Net income allocated to
 Class A Limited Partners      $257,738     $361,358      $492,874   $ 838,232

Net loss allocated to
 Class B Limited Partners      $      0     $(43,690)     $      0   $(179,381)

Net income per Class A
 Limited Partner Unit          $   0.01     $   0.02      $   0.03   $    0.04

Net loss per Class B
 Limited Partner Unit          $      0     $  (0.02)     $      0   $   (0.07)

Cash distribution per Class
 A Limited Partner Unit        $   0.02     $   0.02      $   0.04   $    0.04

     See accompanying condensed notes to consolidated financial statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                     AND THE SIX MONTHS ENDED JUNE 30, 1996

                                           Limited Partners

                              -----------------------------------------------
                                     Class A                 Class B                          Total
                              ----------------------    ---------------------   General     Partners'
                                Units      Amounts       Units       Amount     Partners     Capital
                              --------    ----------    ---------------------   --------    ---------
BALANCE, December 31, 1994    19,635,965  $17,897,016   2,544,540  $ 179,381   $       0  $18,076,397

 Net income                            0    1,104,316           0     24,183     15,205     1,143,704
 Partnership distributions             0   (1,570,875)          0   (203,564)   (15,205)   (1,789,644)
                              ----------  -----------   ---------  ---------   --------   -----------
BALANCE, December 31, 1995    19,635,965   17,430,457   2,544,540          0          0    17,430,457

 Net income                            0      492,874           0          0          0       492,874
 Partnership distributions             0     (785,439)          0          0          0      (785,439)
                              ----------  -----------   ---------  ---------   --------   -----------
BALANCE, June 30, 1996        19,635,965  $17,137,892   2,544,540  $       0   $      0   $17,137,892
                              ==========  ===========   =========  =========   ========   ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                 June 30, 1996   June 30, 1995
                                                 -------------   -------------
Cash flows from operating activities:
 Net income                                        $   492,874       $ 658,851
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Equity in income of joint ventures                 (383,683)       (567,595)
   Distributions received from joint ventures          700,604         759,696
   Partnership distributions paid                   (1,006,350)       (847,416)
   Depreciation                                         79,154          48,777
   Changes in assets and liabilities:
   Decrease in accounts receivable                       1,993          21,911
   Decrease in prepaids and
    other assets                                         1,521           1,811
   Increase in accounts payable                         18,219           2,534
   (Decrease) Increase due to affiliates                 3,745            (104)
                                                   -----------       ---------
       Net cash (used in) provided by
       operating activities                            (91,923)         78,465
                                                   -----------       ---------

Net (decrease) increase  in cash and cash
 equivalents                                           (91,923)         78,465

Cash and cash equivalents, beginning of year           500,327         318,250
                                                   -----------       ---------

Cash and cash equivalents, end of period           $   408,404       $ 396,715
                                                   ===========       =========



            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

          Wells Real Estate Fund III, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners. The Partnership was formed on July 31, 1988, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial properties.

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

          As of June 30, 1996, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, (ii) the Atrium, an office building in Houston Texas (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, (v) the G.E. Office Building located in Richmond, Virginia, and (vi) an office/retail center currently being developed in Roswell, Georgia. All of the foregoing properties were acquired on an all cash basis.


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

(2)  Real Estate and Rental Income
     -----------------------------

     The following describes the properties in which the Partnership owns an interest as of June 30, 1996:

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

          The occupancy rate at the Greenville Property for the quarters ended June 30 was 98% in 1996, 100% in 1995 and 1994, 95% in 1993, and 94%
          in 1992.

          The average effective annual rental per square foot at the Greenville Property was $17.00 for 1996, $17.01 for 1995, $16.73 for 1994, $16.74
          for 1993, and $14.91 for 1992.

          Two tenants occupy ten percent or more of the rentable square footage-International Business Machines Corporation ("IBM"), a business machine corporation, and Team YASNY (McDonald's) a fast-food restaurant chain. The Partnership entered into a net lease with IBM for a portion of the first floor and the entire second floor of the Greenville Property representing approximately 23,300 rentable square feet or approximately 67% of the Greenville Property. The initial term of the IBM lease is nine years and ten months and commenced in April of 1991. IBM has the option to extend the initial term of the lease for two consecutive five-year periods based on the prevailing market values and rates for those periods. The annual base rent payable under the IBM lease is $462,242, net of all expenses of operation, and is payable in monthly installments of $38,520.17. The annual base rent will increase in the sixth year of the initial term of the lease to $478,101 payable in equal monthly installments of $39,841.75 and will remain constant for each of the subsequent years in the initial term of the lease. In addition to the base rent, IBM is required to pay additional rent equal to its share of all operating expenses during the lease term.

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

          Team YASNY's original lease represented 3,122 rentable square feet. In 1994, Team YASNY expanded and increased their rentable space by an additional 1,232 square feet for a total of 4,354 rentable square feet. The Team YASNY lease calls for an annual rent of $51,717 in 1996 and $53,200 in 1997. The Team YASNY lease expires September 30, 1997.

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

          The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of June 30, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds an approximately 66% equity interest in the Fund II-Fund III Joint Venture, and the Partnership holds an approximately 34% equity interest in the Fund II-Fund III Joint Venture.

          The Atrium was first occupied in 1987 and contains approximately 119,000 net rentable square feet. Each floor of the Atrium was originally leased under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which lease had lease terms of approximately eight years and each of which expired on June 30, 1996.

          The occupancy rate at the Atrium Property was 100% and the average effective annual rental per square foot was $17.47 for the five years ended June 30, 1996.

          As set forth above, the lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of June 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

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

          The occupancy rate for the Brookwood Grill, a sole tenant, for the quarters ended June 30 was 100% for 1996, 1995, 1994, 1993, and 1992.
          The average effective annual rental per square foot at the Brookwood Grill is $30.21 for 1996, 1995, 1994 and 1993, and $24.60 for 1992,
          the first year of occupancy.

          As of June 30, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill property, and the Partnership holds an approximately 38% equity interest in the project.

          On January 10, 1995, the Fund II - Fund III Joint Venture contributed the remaining 4.3 acres of land comprising the 880 Property to a new joint venture, Fund II, III, VI and VII Associates. This property is described below.

     Fund II, III, VI and VIII Associates/Holcomb Bridge Road Property
     -----------------------------------------------------------------

     On January 10, 1995, Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo
     F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Funds VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

     In January, 1995, the Fund II-Fund III Joint Venture contributed approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements with a book value of $1,729,116 to the Fund II, III, VI and VII Joint Venture. Development is almost completed on two buildings containing a total of approximately 49,500 square feet. As of June 30, 1996, leases were signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet, Townsend Tax for 1,389 square feet, and Coldwell Banker for 4,801 square feet. Initial occupancy occurred in February 1996. Three tenants occupied the 880 Holcomb Bridge Road Property as of June 30, 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the second quarter of 1996.

     As of June 30, 1996, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 30.7% equity interest, Wells Fund VI had contributed $1,112,691 to the joint venture for an approximate 20.6% equity interest, and Wells Fund VII had contributed $2,630,000 to the joint venture for an approximate 48.7% equity interest. As of June 30, 1996, the Partnership held an approximate 12% equity interest in the Fund II, III, VI and VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property, excluding land, is currently anticipated to be approximately $4,000,000, and it is anticipated that the remaining approximate $257,000 will be contributed $131,300 by Wells Fund VI and $125,700 by Wells Fund VII, which have reserved sufficient funds for this purpose. The Partnership is not obligated to provide any additional funding on the Holcomb Bridge Road Property.

     Fund III and Fund IV Joint Venture
     ----------------------------------

     On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners, entered into a Joint Venture Agreement known as Fund III and Fund VI Associates (the "Fund III - Fund IV Joint Venture"). As set forth above, Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. The Partnership holds an approximate 57.3% equity interest in the Fund III
     - Fund IV Joint Venture which owns and operates the multi-tenant retail center and an office building described below. As of June 30, 1996, the Partnership had contributed $8,119,603 and Wells Fund IV had contributed $6,131,677 for total contributions of $14,251,280 to the Fund III - Fund IV Joint Venture for the acquisition and development of two properties as described below.

          The Stockbridge Property
          ------------------------

          On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 113,011 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,914 square feet is comprised of 12 separate retail spaces and 3 free-standing buildings. The occupancy rates at the Stockbridge Property for the quarters ended June 30 were 93% in 1996, 100% in 1995, 99% in 1994 and 1993, and 94% in 1992. The average effective annual rental per square foot at the Stockbridge Property was $9.54 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34
          for 1992.

          As of June 30, 1996, the Partnership had contributed a total of $4,515,042 and Wells Fund IV had contributed a total of $5,047,132 to fund the total cost of approximately $9,562,000 for the acquisition and development of the Stockbridge Property.

          The G.E. Building/Richmond
          --------------------------

          The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600.

          The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease. The occupancy rate at the G.E. Building for the quarters ended June 30 was 100% for 1996, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and
          1992. As of June 30, 1996, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, Wells Fund IV contributed $1,084,545 and the Partnership contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

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

Results in Operations and Changes in Financial Conditions
- ---------------------------------------------------------

General
- -------

Gross revenues of the Partnership were $330,130 for the three months ended June 30, 1996, as compared to $434,562 for the three months ended June 30, 1995, and $685,327 for the six months ended June 30, 1996, as compared to $868,603 for the same period in 1995. The decrease for 1996 over 1995 was due primarily to decreased income from joint ventures which was primarily due to the increased depreciation expenses described below.

Expenses of the Partnership decreased for 1996 compared to 1995 for the three months ended June 30 and for the six months ended June 30. The decrease in expenses was due primarily to increased tenant reimbursements. Depreciation expenses increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements as of December 31 1995, from 40 years to 25 years. Legal and accounting expenses also increased in 1996 compared to 1995.

Net cash used in operating activities decreased from cash provided of $78,465 in 1995 to a use of cash of $91,923 in 1996. The decrease was due to decreased net income, decreased distributions received from joint ventures and an increase in distributions paid. Cash and cash equivalents remained relatively stable for each of the six months ending June 30, 1996 and 1995. The Partnership generally distributes cash available less reserves. As a result, the level of cash remains relatively stable.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.02 per unit for each of the three months ended June 30, 1996 and 1995 and $0.04 per unit for each of the six months ended June 30, 1996 and 1995. All distributions for 1995 and 1996 were made from investment income. No cash distributions were made to the Limited Partners holding Class B Units or the General Partners for the three months or six months ended June 30, 1996 and 1995.

Property Operations
- -------------------

As of June 30, 1996, the Partnership owned interests in the following properties:

The Greenville Property
- -----------------------


                               Three Months Ended          Six Months Ended
                               ------------------          ----------------
                              June 30,      June 30,    June 30,      June 30,
                                1996          1995        1996          1995
                             ----------    ----------   ----------   ----------
Revenues:
 Rental income               $  146,241    $ 145,508    $ 291,983    $ 291,016

Expenses:
 Depreciation                    39,577       24,389       79,154       48,777
 Management and leasing
  expenses                       18,254       20,341       35,822       37,829
 Other operating expenses       (23,795)      54,126       16,010       82,443
                             ----------    ---------    ---------    ---------
                                 34,036       98,856      130,986      169,049
                             ----------    ---------    ---------    ---------

Net income                   $  112,205    $  46,652    $ 160,997    $ 121,967
                             ==========    =========    =========    =========

Occupied %                           98%         100%          98%         100%
Partnership's Ownership %           100%         100%         100%         100%

Cash Generated to the
 Partnership                 $  154,201    $  87,539    $ 244,989    $ 189,144

Net Income Allocated to the
 Partnership                 $  112,205    $  46,652    $ 160,997    $ 121,967

Rental income remained stable from 1995 to 1996. The increase in depreciation expenses is due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Operating expenses decreased due to increased tenant reimbursement by IBM received in the second quarter. Prior year expenses were reimbursed, and IBM is now making monthly estimated payments toward current year expenses.

The Atrium
- ----------
                               Three Months Ended          Six Months Ended
                               ------------------          ----------------
                              June 30,    June 30,      June 30,      June 30,
                                1996        1995          1996          1995
                             ----------  ----------   ------------  -----------

Revenues:
 Rental income               $ 519,837   $ 519,837    $ 1,039,673  $ 1,039,673
 Interest income                 7,632       8,841         15,318       15,104
                             ---------   ---------    -----------  -----------
                               527,469     528,678      1,054,991    1,054,777
                             ---------   ---------    -----------  -----------

Expenses:
 Depreciation                  168,619     117,029        337,097      234,058
 Management and leasing
  expenses                      35,690      35,690         71,380       71,380
 Other operating expenses      147,609      61,323        233,551      132,027
                             ---------   ---------    -----------  -----------
                               351,918     214,042        642,028      437,465
                             ---------   ---------    -----------  -----------

Net income                   $ 175,551   $ 314,636    $   412,963  $   617,312
                             =========   =========    ===========  ===========

Occupied %                         100%        100%           100%         100%
Partnership's Ownership %         34.4%       34.4%          34.4%        34.4%

Cash distributions to the
 Partnership                 $ 140,164   $ 146,181    $   294,141  $   308,888

Net income allocated to the
 Partnership                 $  60,389   $ 108,234    $   142,059  $   212,355

Rental and interest income remained stable for the three and six month periods ended June 30, 1996 and 1995. The increases in depreciation expenses for the three and six months ended June 30, 1996 over the same periods of 1995 are due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". The increase in operating expenses to $147,609 for the three month period ended June 30, 1996, compared to the same three month period of 1995, is primarily due to reimbursement paid to tenant of excess expenses upon termination of the lease with Lockheed. Operating expenses increased for the six month period of 1996 over 1995 for the reason mentioned above and additional expenditures in first quarter of 1996 for engineering and professional fees relating to attempting to obtain a new tenant for the property.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of June 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distribution to Limited Partners.

The Brookwood Grill Property
- ----------------------------

                                    Three Months Ended      Six Months Ended
                                    ------------------      ----------------
                                    June 30,   June 30,    June 30,    June 30,
                                      1996       1995        1996        1995
                                   ---------- ----------   ---------- ----------
Revenues:
 Rental Income                       $ 56,187   $54,850    $112,375   $112,375
 Equity loss of joint venture         (20,990)        0     (26,423)         0
                                     --------   -------    --------   --------
                                       35,197    54,850      85,952    112,375
                                     --------   -------    --------   --------

Expenses:
 Depreciation                          13,503    14,665      27,006     29,330
 Management and leasing expenses        5,727     6,989      12,695     14,279
 Other operating expenses              17,387     8,286      35,276     18,831
                                     --------   -------    --------   --------
                                       36,617    29,940      74,977     62,440
                                     --------   -------    --------   --------

Net (loss) income                    $ (1,420)  $24,910    $ 10,975   $ 49,935
                                     ========   =======    ========   ========

Occupied %                               100%      100%        100%       100%
Partnership Ownership %                37.65%    37.65%      37.65%     37.65%

Cash distribution to the
 Partnership                         $ 13,273   $14,738    $ 23,621   $ 29,520

Net income (loss) allocated to the
Partnership                          $   (535)  $ 9,378    $  4,132   $ 18,800

Rental income remained relatively stable for the three and six month periods ended June 30, 1996 and 1995. The decrease in depreciation for the three and six month periods ended June 30 is due primarily to the contribution of land and land improvements to the Fund II-III-VI-VIII Joint Venture. The increase in other operating expenses for the three month period ended June 30, 1996, over the same three months of 1995, is primarily due to decreased reimbursements from tenant for property taxes. The increase in other operating expenses for the six months ended June 30, 1996, over the same period of 1995, is the result of decreased property tax reimbursements stated above and a reimbursement to the tenant in first quarter 1996 of administrative charges paid in 1995. Net income decreased for both the three and six month periods of 1996 compared to 1995 for the reasons cited above and due to the net loss generated by the Fund II, III, VI, VII Joint Venture.

Holcomb Bridge Road Property - Fund II, III, VI, VII Joint Venture
- ------------------------------------------------------------------

                                             Three Months Ended   Six Months Ended
                                             ------------------   ----------------
                                                June 30, 1996       June 30, 1996
                                                -------------       -------------
Revenues:
 Rental  income                                    $ 43,754           $ 53,175

Expenses:
 Depreciation                                        77,822             83,942
 Management and leasing expenses                      5,029              6,080
 Other operating expenses                            28,894             47,733
                                                   --------           --------
                                                    111,745            137,755
                                                   --------           --------

Net Loss                                           $(67,991)          $(84,580)
                                                   ========           ========

Occupied %                                             20.9%              20.9%

Partnership's Ownership % in the
 Fund II, III, VI, VII Joint Venture                  11.57%             11.57%

Cash Distribution to the Fund II-Fund III
 Joint Venture*                                    $      0           $      0

Net Loss Allocated to the Fund II-Fund III
 Joint Venture*                                    $(20,990)          $(26,423)

* The Partnership holds a 37.65% ownership in the Fund II-Fund III Joint Venture

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Project") to the Fund II, III, IV, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of June 30, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of June 30, 1995, no comparative figures are available for the quarter.

As of June 30, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.75% equity interest, Wells Fund VI contributed $982,691 for an approximate 19.5% equity interest, and Wells Fund VII contributed $2,500,000 for an approximate 47.8% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by Wells Fund VII for an anticipated equity interest of 48.7% by Wells Fund VII, 30.7% by the Fund II-Fund III Joint Venture and 20.6% by Wells Fund VI. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

The Stockbridge Property
- ------------------------

                                    Three Months Ended      Six Months Ended
                                    ------------------      ----------------
                                    June 30,   June 30,    June 30,    June 30,
                                      1996       1995        1996        1995
                                   ---------- ----------   ---------- ----------
Revenues:
 Rental income                     $269,887   $299,736    $538,342    $596,271
 Interest income                      3,079      4,062       6,692       8,542
                                   --------   --------    --------    --------
                                    272,966    303,798     545,034     604,813

Expenses:
 Depreciation                        84,748     55,296     169,496     110,592
 Management and leasing expenses     24,166     30,445      51,320      59,266
 Other expenses                      22,970     19,188      48,362      30,567
                                   --------   --------    --------    --------
                                    131,884    104,929     269,178     200,425
                                   --------   --------    --------    --------

Net income                         $141,082   $198,869    $275,856    $404,388
                                   ========   ========    ========    ========

Occupied %                               93%       100%         93%        100%
Partnership's Ownership %              57.3%      57.3%       57.3%       57.3%

Cash Distributed to the
 Partnership                       $136,168   $151,464    $268,712    $306,082

Net income allocated to the
Partnership                        $ 80,863   $113,985    $158,111    $231,782

Rental income decreased for the three and the six months ended June 30, 1996, as compared to the same periods in 1995, due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet. Although no leases have
been signed, every effort is being made to re-lease this space.   Expenses of
the property increased from $200,425 in 1995 to $269,856 in 1996 due primarily to the increase in depreciation expenses as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition" and timing differences in billing tenant expense reimbursements and extraordinary painting expenditures.

The G.E. Building/Richmond
- --------------------------

                               Three Months Ended        Six Months Ended
                               ------------------        ----------------
                              June 30,     June 30,     June 30,     June 30,
                                1996         1995         1996         1995
                                ----         ----         ----         ----
Revenues:
 Rental income                 $131,856     $131,856     $263,712     $263,712

Expenses:
 Depreciation                    49,053       28,160       98,106       56,320
 Management and leasing
  expenses                        9,965        9,926       19,930       19,891
 Other operating expenses         4,162        1,898        7,182        4,905
                               --------     --------     --------     --------
                                 63,180       39,984      125,218       81,116
                               --------     --------     --------     --------

Net income                     $ 68,676     $ 91,872     $138,494     $182,596
                               ========     ========     ========     ========

Occupied %                         100%         100%         100%         100%
Partnership's Ownership %         57.3%        57.3%        57.3%        57.3%

Cash Distributed to the
 Partnership                   $ 68,307     $ 68,241     $135,826     $134,466

Net Income Allocated to the
 Partnership                   $ 39,362     $ 52,658     $ 79,380     $104,658

Rental income remained constant for 1996 and 1995. Total expenses increased in 1996, over 1995, and accordingly, net income decreased in 1996, as compared to 1995, due primarily to the increase in depreciation expenses as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Condition".

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND III, L.P.
                               (Registrant)



Dated: August 13, 1996    By:  /s/Leo F. Wells, III
                               ------------------------------------------------
                               Leo F. Wells, III, as Individual General
                               Partner and as President, Sole Director and Chief
                               Financial Officer of Wells Capital, Inc., the
                               Corporate General Partner