Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND III L P
filed 1996-11-12
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 1996                          or
                                 --------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                              --------------------------  ---------------------

Commission file number                  0-18407
                      ---------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                  58-1800833
-----------------------------------     ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                   30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   ----------------------------

-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------         -------

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund III, L.P.
                       --------------------------------

                                     INDEX
                                     -----


                                                                       Page No.

PART I.   FINANCIAL INFORMATION
-------   ---------------------

          Item 1.  Financial Statements

                   Balance Sheets - September 30, 1996
                    and December 31, 1995.................................... 3

                   Statements of Income for the Three Months and Nine Months
                    Ended September 30, 1996 and 1995........................ 4

                   Statement of Partner's Capital for the
                    Nine Months Ended September 30, 1996
                    and the Year Ended December 31, 1995..................... 5

                   Statements of Cash Flows for the Nine
                    Months Ended September 30, 1996 and 1995................. 6

                   Condensed Notes to Financial Statements..................  7

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................................. 14

PART II.  OTHER INFORMATION................................................. 22

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    Assets                            September 30, 1996  December  31, 1995
                    ------                            ------------------  ------------------
Real estate, at cost: (Note 2)
  Land                                                    $   576,350         $   576,350
  Building and improvements, less accumulated
  depreciation of $573,635 in 1996 and $367,097
  in 1995                                                   2,991,966           3,110,696
                                                          -----------         -----------

   Total real estate                                        3,568,316           3,687,046
                                                          -----------         -----------

Cash and cash equivalents                                     437,011             500,327
Investment in joint ventures (Note 3)                      13,070,476          13,446,045
Due from affiliates                                           174,390             336,216
Accounts receivable                                            60,585              60,841
Prepaid expenses and other assets                              26,103              29,096
                                                          -----------         -----------

   Total assets                                           $17,336,881         $18,059,571
                                                          ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
  Accounts payable                                        $    10,409         $     5,035
  Partnership distributions payable                           316,403             617,810
  Due to affiliates                                            15,570               6,269
                                                          -----------         -----------

   Total liabilities                                          342,382             629,114
                                                          -----------         -----------

Partners' capital:
  General Partners                                                  0                   0
  Limited Partners:
   Class A - 19,635,965 units outstanding                  16,994,499          17,430,457
   Class B - 2,544,540 units outstanding                            0                   0
                                                          -----------         -----------

      Total partners' capital                              16,994,499          17,430,457
                                                          -----------         -----------

      Total liabilities and partners' capital             $17,336,881         $18,059,571
                                                          ===========         ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                        Nine Months Ended
                                       ----------------------------------------  ---------------------------------------
                                       September 30, 1996   September 30, 1995   September 30, 1996  September 30, 1995
                                       -------------------  -------------------  ------------------  -------------------
Revenues:
  Rental Income (Note 2)                         $147,242            $ 145,389             $439,225          $  437,339
  Equity in income of
   joint ventures (Note 3)                        137,437              262,983              521,120             851,535
  Interest Income                                   3,883                4,322               13,544              16,160
                                                 --------            ---------             --------          ----------
                                                  288,562              412,694              973,889           1,305,034
                                                 --------            ---------             --------          ----------

Expenses:
  Management and leasing fees                       9,376               10,240               31,451              29,092
  Operating costs - rental property                67,241               58,841               95,557             156,074
  Depreciation                                     39,577               24,279              118,731              73,165
  Legal and Accounting                             (8,738)                 642               13,606               6,840
  Computer costs                                      479                1,167                3,196               5,143
  Partnership administration                       11,503               11,518               49,350              43,773
                                                 --------            ---------             --------          ----------
                                                  119,438              106,687              311,891             314,027
                                                 --------            ---------             --------          ----------
  Net income                                     $169,124            $ 306,007             $661,998          $  991,007
                                                 ========            =========             ========          ==========

Net income allocated to
  General Partners                               $      0            $       0             $      0          $        0

Net income allocated to
  Class A Limited Partners                       $169,124            $ 443,885             $661,998          $1,269,228

Net loss allocated to
  Class B Limited Partners                       $      0            $(137,877)            $      0          $ (406,017)

Net income per Class A
  Limited Partner Unit                              $0.01            $    0.02                $0.03          $     0.06

Net loss per Class B
  Limited Partner Unit                           $      0            $   (0.05)            $      0          $    (0.16)

Cash distribution per Class A
  Limited Partner Unit                              $0.02            $    0.02                $0.06          $     0.06

     See accompanying condensed notes to consolidated financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

                                              LIMITED PARTNERS
                                       --------------------------------
                                       CLASS A                  CLASS B                      TOTAL
                                       -------                  -------          GENERAL     PARTNERS'
                                 UNITS       AMOUNTS       UNITS      AMOUNT     PARTNER     CAPITAL
                               ----------  ------------  ---------  ----------  ---------  ------------

BALANCE, DECEMBER 31, 1994     19,635,965  $17,897,016   2,544,540  $ 179,381   $      0   $18,076,397

 Net income                             0    1,104,316           0     24,183     15,205     1,143,704
 Partnership distributions              0   (1,570,875)          0   (203,564)   (15,205)   (1,789,644)
                               ----------  -----------   ---------  ---------   --------   -----------
BALANCE, DECEMBER 31, 1995     19,635,965   17,430,457   2,544,540          0          0    17,430,457

 Net income                             0      661,998           0          0          0       661,998
 Partnership distributions              0   (1,097,956)          0          0          0    (1,097,956)
                               ----------  -----------   ---------  ---------   --------   -----------
BALANCE, SEPTEMBER 30, 1996    19,635,965  $16,994,499   2,544,540  $       0   $      0   $16,994,499
                               ==========  ===========   =========  =========   ========   ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                        September 30, 1996   September 30, 1995
                                                        -------------------  -------------------
Cash flows from operating activities:
  Net income                                                   $   661,998          $   991,007
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Equity in income of joint ventures                          (521,120)            (851,535)
      Distributions received from joint ventures                 1,058,515            1,131,461
      Partnership distributions paid                            (1,399,363)          (1,239,061)
      Depreciation                                                 118,731               73,165
      Changes in assets and liabilities:
       Decrease in accounts receivable                                 256               22,382
       Decrease in prepaids and
        other assets                                                 2,992                3,870
       Increase (decrease) in accounts payable                       5,374              (18,235)
       Increase (decrease) due to affiliates                         9,301                 (156)
                                                               -----------          -----------
        Net cash (used in) provided by
          operating activities                                     (63,316)             112,898
                                                               ===========          ===========

        Net (decrease) increase in cash and cash
          equivalents                                              (63,316)             112,898

Cash and cash equivalents, beginning of year                       500,327              318,250
                                                               -----------          -----------

Cash and cash equivalents, end of period                       $   437,011          $   431,148
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

     (a)  General
     ------------

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

     As of September 30, 1996, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, (ii) the Atrium, an office building in Houston Texas (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, (v) the G.E. Office Building located in Richmond, Virginia, and (vi) an office/retail center in Roswell, Georgia. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund III, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

     (c)  Employees
     --------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
     --------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (e)  Competition
     ----------------

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

(2)  Real Estate and Rental Income
     -----------------------------

     The following describes the properties in which the Partnership owns an interest as of September 30, 1996:

     The Greenville Property
     -----------------------

     On September 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses, for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet.

     The occupancy rate at the Greenville Property for the quarters ended September 30 was 100% in 1996, 100% in 1995 and 1994, 95% in 1993, and 94%
     in 1992.

     The average effective annual rental per square foot at the Greenville Property was $17.07 for 1996, $17.01 for 1995, $16.73 for 1994, $16.74 for
     1993, and $14.91 for 1992.

     Two tenants occupy ten percent or more of the rentable square footage - International Business Machines Corporation ("IBM"), a business machine corporation, and Team YASNY (McDonald's) a fast-food restaurant chain. The

     Partnership entered into a net lease with IBM for a portion of the first floor and the entire second floor of the Greenville Property representing approximately 23,300 rentable square feet or approximately 67% of the Greenville Property. The initial term of the IBM lease is nine years and ten months and commenced in April of 1991. IBM has the option to extend the initial term of the lease for two consecutive five-year periods based on the prevailing market values and rates for those periods. The annual base rent payable under the IBM lease is $462,242, net of all expenses of operation. The annual base rent will increase in the sixth year of the initial term of the lease to $478,101 and will remain constant for each of the subsequent years in the initial term of the lease. In addition to the base rent, IBM is required to pay additional rent equal to its share of all operating expenses during the lease term.

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

     The Atrium/Fund II-Fund III Joint Venture
     -----------------------------------------

     In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay" (the "Atrium").

     The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of September 30, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds an approximately 66% equity interest in the Fund II-Fund III Joint Venture, and the Partnership holds an approximately 34% equity interest in the Fund II-Fund III Joint Venture.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net rentable square feet. Each floor of the Atrium was originally leased under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which lease had lease terms of approximately eight years and each of which expired on June 30, 1996.

     Since Lockheed vacated the building as of June 30, 1996, the occupancy rate of the Atrium was 0% for the third quarter of 1996. Although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of September 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

     The Brookwood Grill Property/Fund II-Fund III Joint Venture
     -----------------------------------------------------------

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

     The occupancy rate for the Brookwood Grill, a sole tenant, for the quarters ended September 30 was 100% for 1996, 1995, 1994, 1993, and 1992. The
     average effective annual rental per square foot at the Brookwood Grill is $30.32 for 1996, 1995, 1994 and 1993, and $24.60 for 1992, the first year of occupancy.

     As of September 30, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill property, and the Partnership holds an approximately 38% equity interest in the project.

     On January 10, 1995, the Fund II-Fund III Joint Venture contributed the remaining 4.3 acres of land comprising the 880 Property to a new joint venture, Fund II, III, VI and VII Associates. This property is described below.

     FUND II, III, VI AND VII ASSOCIATES/HOLCOMB BRIDGE ROAD PROPERTY
     ----------------------------------------------------------------

     On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III, and Wells Fund VI and VII are substantially identical to those of the Partnership.

     In January, 1995, the Fund II-Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Six tenants occupied the 880 Holcomb Bridge property as of September 30, 1996 for an occupancy rate of 54%. The average effective annual rental was $6.83 per square foot for the third quarter of 1996.

     As of September 30, 1996, Fund II-Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by Wells Fund VII, after which the equity interests in the property will be 48.8% for Wells Fund VII, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture. Wells Fund VII and Wells Fund VI have reserved sufficient funds for this purpose. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.

     FUND III AND FUND IV JOINT VENTURE
     ----------------------------------

     On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as general partners, entered into a Joint Venture Agreement known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). As set forth above, Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a general partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. The Partnership holds an approximate 57.3% equity interest in the Fund III-

     Fund IV Joint Venture which owns and operates the multi-tenant retail center and an office building described below. As of September 30, 1996, the Partnership had contributed $8,119,603 and Wells Fund IV had contributed $6,131,677 for total contributions of $14,251,280 to the Fund III-Fund IV Joint Venture for the acquisition and development of two properties as described below.

     The Stockbridge Property/Fund III-Fund IV Joint Venture
     -------------------------------------------------------

     On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 113,011 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,914 square feet is comprised of 12 separate retail spaces and 3 free-standing buildings. The occupancy rates at the Stockbridge Property for the quarters ended September 30 were 93% in 1996, 100% in 1995, 99% in 1994 and 1993, and 94% in 1992. The average effective annual rental per square foot at the Stockbridge Property was $9.56 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34 for 1992.

     As of September 30, 1996, the Partnership had contributed a total of $4,515,042 and Wells Fund IV had contributed a total of $5,047,132 to fund the total cost of approximately $9,562,000 for the acquisition and development of the Stockbridge Property.

     The G.E. Building/Richmond/Fund III-Fund IV Joint Venture
     ---------------------------------------------------------

     The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600.

     The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease. The occupancy rate at the G.E. Building for the quarters ended September 30 was 100% for 1996, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992. As of September 30, 1996, a total of
     $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, Wells Fund IV contributed $1,084,545 and the Partnership contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ----------------------

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $288,562 for the three months ended September 30, 1996, as compared to $412,694 for the three months ended September 30, 1995, and $973,889 for the nine months ended September 30, 1996, as compared to $1,305,034 for the same period in 1995. The decrease for 1996 over 1995 was due primarily to decreased income from joint ventures which was primarily due to the increased depreciation expenses described below.

     Expenses of the Partnership decreased for 1996 compared to 1995 for the three months and nine months ended September 30 due primarily to increased tenant reimbursements. Depreciation expenses of the Partnership and the joint ventures increased in 1996 as compared to 1995 due to a change in the estimated useful lives of all buildings and improvements in which the Partnership owned an interest as of December 31, 1995, from 40 years to 25 years. Legal and accounting expenses also increased in 1996 compared to 1995.

     Net cash used in operating activities decreased from cash provided of $112,898 in 1995 to a use of cash of $63,316 in 1996. The decrease was due primarily to decreased distributions received from joint ventures and an increase in distributions paid. Cash and cash equivalents remained relatively stable for each of the nine months ending September 30, 1996 and 1995. The Partnership generally distributes cash available less reserves. As a result, the level of cash remains relatively stable.

     The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.02 per Unit for each of the three months ended September 30, 1996 and 1995 and $0.06 per Unit for each of the nine months ended September 30, 1996 and 1995. All distributions for 1995 and 1996 were made from investment income. No cash distributions were made to the Limited Partners holding Class B Units or the General Partners for the three months or nine months ended September 30, 1996 and 1995.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interests in the following properties:

The Greenville Property
-----------------------------------

                                                 Three Months Ended                        Nine Months Ended
                                                 ------------------                        -----------------
                                      September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                      ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                                 $147,242             $146,323             $439,225             $437,339

Expenses:
  Depreciation                                    39,577               24,388              118,731               73,165
  Management and leasing expenses                 21,995               17,578               57,817               55,407
  Other operating expenses                        53,182               47,317               69,192              129,760
                                                --------             --------             --------             --------
                                                 114,754               89,283              245,740              258,332
                                                --------             --------             --------             --------

Net income                                      $ 32,488             $ 57,040             $193,485             $179,007
                                                ========             ========             ========             ========

Occupied %                                           100%                 100%                 100%                 100%
Partnership's Ownership %                            100%                 100%                 100%                 100%

Cash generated to the Partnership               $ 73,858             $ 69,356             $318,847             $258,500

Net income allocated to the
  Partnership                                   $ 32,488             $ 57,040             $193,485             $179,007

Rental income remained stable from 1995 to 1996. The increase in depreciation expenses was due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Operating expenses decreased due to increased tenant reimbursement by IBM received in the second quarter of 1995. Prior year expenses were reimbursed, and IBM is now making monthly estimated payments toward current year expenses.

The Atrium/Fund II-Fund III Joint Venture
-----------------------------------------

                                                  Three Months Ended                      Nine Months Ended
                                                  ------------------                      -----------------
                                         September 30,1996   September 30,1995   September 30,1996   September 30,1995
                                         -----------------   -----------------   -----------------   -----------------
Revenues:
  Rental income                                 $   8,909            $519,836          $1,048,582          $1,559,509
  Interest income                                   6,091               6,658              21,409              21,762
                                                ---------            --------          ----------          ----------
                                                   15,000             526,494           1,069,991           1,581,271
                                                ---------            --------          ----------          ----------

Expenses:
  Depreciation                                    168,691             117,029             505,788             351,087
  Management and leasing expenses                       0              35,691              71,380             107,071
  Other operating expenses                       (176,240)             64,686              57,310             196,713
                                                ---------            --------          ----------          ----------
                                                   (7,549)            217,406             634,478             654,871
                                                ---------            --------          ----------          ----------

Net income                                      $  22,549            $309,088          $  435,513          $  926,400
                                                =========            ========          ==========          ==========

Occupied %                                              0%                100%                  0%                100%
Partnership's Ownership %                            34.4%               34.4%               34.4%               34.4%

Cash distributed to the Partnership             $       0            $154,593          $  247,603          $  463,481

Net income allocated to the
  Partnership                                   $   7,757            $106,326          $  149,817          $  318,682

Rental income decreased for the three and nine months ended September 30, 1996 compared to the same periods in 1995 due to the termination of the Lockheed lease as of June 30, 1996. The increase in depreciation expenses for the three months and nine months ended September 30, 1996 over the same periods of 1995 is due to the change in the estimated useful lives of buildings and improvements which was made in the fourth quarter 1995. The decrease in operating expenses for the three month period ended September 30, 1996 compared to September 30, 1995 resulted from a reclassification of prior years' excess reimbursements.
The decrease in the nine month operating expenses for September 30, 1996 compared to September 30, 1995 is due to this reclassification and the vacancy of the project during the quarter.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of September 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                   Three Months Ended                        Nine Months Ended
                                                   ------------------                        -----------------
                                         September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                         ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental Income                                    $56,797              $60,316             $169,172             $172,691
  Equity loss of joint venture                        (573)                   0              (26,996)                   0
                                                   -------              -------             --------             --------
                                                    56,224               60,316              142,176              172,691
                                                   -------              -------             --------             --------

Expenses:
  Depreciation                                      13,503               14,664               40,509               43,994
  Management and leasing expenses                    7,483                7,833               20,178               22,112
  Other operating expenses                          13,665               11,919               48,941               30,750
                                                   -------              -------             --------             --------
                                                    34,651               34,416              109,628               96,856
                                                   -------              -------             --------             --------

Net income                                         $21,573              $25,900             $ 32,548             $ 75,835
                                                   =======              =======             ========             ========

Occupied %                                             100%                 100%                 100%                 100%
Partnership Ownership %                              37.65%               37.65%               37.65%               37.65%

Cash distributed to the Partnership                $16,207              $15,111             $ 39,829             $ 44,631

Net income allocated to the
  Partnership                                      $ 8,122              $ 9,751             $ 12,254             $ 28,552

Rental income decreased slightly for the three months and nine months ended September 30, 1996 compared to the same periods in 1995 due primarily to a decrease in billing of expenses to the tenant. Expenses were stable for the three months ended September 30, 1996 and 1995, but were substantially higher for the nine month periods ended September 30, 1996 compared to September 30, 1995. The increase in other operating expenses is the result of decreased property tax reimbursements and a reimbursement to the tenant in first quarter of 1996 of administrative charges paid in 1995. Although there was a change in useful lives of assets from forty years to twenty-five years in December 1995, depreciation expense decreased in 1996 compared to the same periods in 1995 due to the contribution of land and land improvements by Brookwood Grill to the 880 Holcomb Bridge Property. Net income decreased for both the three and nine month periods of 1996 compared to 1995 for the reasons cited above and due to the net loss generated by the Fund II, III, VI, and VII Joint Venture.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                Three Months Ended    Nine Months Ended
                                                ------------------    -----------------
                                                September 30, 1996   September 30, 1996
                                                ------------------   ------------------
Revenues:
  Rental  income                                          $82,869             $136,044

Expenses:
  Depreciation                                             54,939              138,881
  Management and leasing expenses                           8,530               14,610
  Other operating expenses                                 22,279               70,012
                                                          -------             --------
                                                           85,748              223,503
                                                          -------             --------
Net Loss                                                  $(2,879)            $(87,459)
                                                          =======             ========

Occupied %                                                   53.6%                53.6%
Partnership's Ownership % in the
  Fund II, III, VI, VII Joint Venture                         9.5%                 9.5%

Cash distributed to the Fund II-Fund III
  Joint Venture*                                          $ 7,022             $  7,022

Net loss allocated to the Fund II-Fund III
  Joint Venture*                                          $  (572)            $(26,995)

*     The Partnership holds a 37.65% ownership in the Fund II-Fund III Joint
Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of September 30, 1996, six tenants are occupying approximately 26,549 square feet of space in the retail and office building under leases of varying lengths. Since the property was not developed as of September 30, 1995, no comparative figures are available for the quarter.

As of September 30, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by Wells Fund VII, after which the equity interests in the property will be 48.8% for Wells Fund VII, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

The Stockbridge Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------

                                                  Three Months Ended                        Nine Months Ended
                                                  ------------------                        -----------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                                   $271,532             $300,453             $809,874             $896,724
  Interest income                                    3,526                3,760               10,218               12,302
                                                  --------             --------             --------             --------
                                                   275,058              304,213              820,092              909,026
                                                  --------             --------             --------             --------

Expenses:
  Depreciation                                      84,747               55,355              254,243              165,947
  Management and leasing expenses                   24,114               29,567               75,434               88,833
  Other expenses                                    26,243               18,715               74,605               49,282
                                                  --------             --------             --------             --------
                                                   135,104              103,637              404,282              304,062
                                                  --------             --------             --------             --------

Net income                                        $139,954             $200,576             $415,810             $604,964
                                                  ========             ========             ========             ========

Occupied %                                              93%                 100%                  93%                 100%
Partnership's Ownership %                             57.3%                57.3%                57.3%                57.3%

Cash distributed to the Partnership               $135,507             $152,800             $404,219             $458,882

Net income allocated to the
  Partnership                                     $ 80,217             $114,963             $238,328             $346,745

Rental income decreased for the three and the nine months ended September 30, 1996, as compared to the same periods in 1995, due to a decrease in occupancy resulting from the early termination of a lease for 8,025 square feet. Although no leases have been signed as yet, every effort is being made to re-lease this
space.   Expenses of the property increased from $304,062 in 1995 to $404,282 in
1996 due primarily to the increase in depreciation expenses as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition", timing differences in billing tenant expense reimbursements plus an extraordinary painting expenditure.

The G.E. Building/Richmond/Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                                  Three Months Ended                        Nine Months Ended
                                                  ------------------                        -----------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                                   $131,857             $131,857             $395,569             $395,569

Expenses:
  Depreciation                                      49,056               28,159              147,162               84,479
  Management and leasing expenses                    9,965                9,965               29,895               29,856
  Other operating expenses                             708                1,440                7,890                6,345
                                                  --------             --------             --------             --------
                                                    59,729               39,564              184,947              120,680
                                                  --------             --------             --------             --------

Net income                                        $ 72,128             $ 92,293             $210,622             $274,889
                                                  ========             ========             ========             ========

Occupied %                                             100%                 100%                 100%                 100%
Partnership's Ownership %                             57.3%                57.3%                57.3%                57.3%

Cash distributed to the Partnership               $ 69,214             $ 68,483             $205,040             $202,949

Net income allocated to the
  Partnership                                     $ 41,341             $ 52,899             $120,721             $157,557

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

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND III, L.P.
                                   (Registrant)
Dated:  November 11, 1996          By:  /s/Leo F. Wells, III
                                      -------------------------------
                                      Leo F. Wells, III, as Individual
                                      General Partner and as President,
                                      Sole Director and Chief Financial
                                      Officer of Wells Capital, Inc.