Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND III L P
filed 1997-03-26
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                  December 31, 1996                 or
                          ---------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period                to
                          ------------------------------------------------------
Commission file number                   0-18407
                      ----------------------------------------------------------
                                         Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                           58-1800833
----------------------------------           -----------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                           Number)

3885 Holcomb Bridge Road, Norcross Georgia                 30992
------------------------------------------   -----------------------------------
(Address of principal  executive offices)                (Zip code)

Registrant's telephone number, including area code       (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                   Name of exchange on which registered
--------------------------------         ---------------------------------------
       NONE                                 NONE
--------------------------------         ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 CLASS A UNITS
--------------------------------------------------------------------------------
                               (Title of Class)
                                 CLASS B UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ____

Aggregate market value of the voting stock held by non-affiliates:     Not
                                                                  --------------
Applicable
----------

                                    PART I

ITEM 1.   BUSINESS
------------------

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

As of December 31, 1996, the Partnership owned interests in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, (ii) the Atrium, an office building in Houston, Texas, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, (v) the G.E. Office Building located in Richmond, Virginia, and (vi) an office/retail center currently being developed in Roswell, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2 below. The lease on the Atrium Building in Houston, which contributes a significant proportion of the revenue to the Partnership, expired in June 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of December 31, 1996 (see the detailed discussion in Item 2, Properties).

EMPLOYEES
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE
---------

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

ITEM 2.   PROPERTIES
--------------------

The Partnership owns six properties directly or through its ownership in joint ventures of which three are office buildings, one a restaurant, one a retail building and one a retail/office project under construction. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, these properties were 98.20% occupied, up from 97.25% at December 31, 1995, down from 99.40% at December 31, 1994, and down from 98.60% at years ending 1993 and 1992.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:

                                                                                 Partnership                        Percentage of
                                                                                   Share of                             Total
                               Number of                        Annualized        Annualized      Percentage of       Annualized
  Year of Lease                  Leases       Square Feet    Gross Base Rent   Gross Base Rent     Total Square    Gross Base Rent
  Expiration                    Expiring        Expiring           (1)               (1)          Feet Expiring
------------------------------------------------------------------------------------------------------------------------------------
  1997                             10            24,469           314,220           212,500            16.06%            13.10%
  1998                              5            14,138           162,096           107,762             9.28%             6.76%
  1999                              7            14,721           216,819            60,989             9.66%             9.04%
  2000(2)                           1            43,000           527,424           302,302            28.23%            22.00%
  2001(3)                           5            35,486           678,801           489,842            23.30%            28.31%
  2002                              3            14,570           376,085           171,413             9.57%            15.68%
  2003                              0                 0                 0                 0              .00%             0.00%
  2004                              0                 0                 0                 0              .00%             0.00%
  2005                              0                 0                 0                 0              .00%             0.00%
  2006                              1             5,935           122,294            11,581             3.90%             5.10%
 -----------------------------------------------------------------------------------------------------------------------------------
                                   32           152,319        $2,397,739        $1,356,488           100.00%           100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric.

(3) Expiration of IBM with 23,322 square feet at the Greenville Property and the Brookwood Grill with 7,440 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

The Greenville Property/ Fund III
---------------------------------

On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet. As of December 31, 1996, the Partnership had expended approximately $3,778,000 for the acquisition, development and construction of the Greenville Project.

The occupancy rate at the Greenville Property was 100% in 1996, 100% in 1995, 100% in 1994, 95% in 1993, and 94% in 1992.

The average effective annual rental per square foot at the Greenville Property was $17.40 for 1996, $17.01 for 1995, $16.73 for 1994, $16.74 for 1993, and
$14.91 for 1992.

Two tenants occupy ten percent or more of the rentable square footage - International Business Machines Corporation ("IBM"), a computer sales and service corporation and Team YASNY (McDonald's) a fast-food restaurant chain.

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

The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

On April 3, 1989, the Fund II and Fund II-OW Joint Venture entered into a Joint Venture (the "Fund II-Fund III Joint Venture") with Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of the Joint Venture are substantially identical to those of the Partnership.

In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay" (the "Atrium").

The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds an approximately 66% equity interest in the Fund II-Fund III Joint Venture, and the Partnership holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

The Atrium was first occupied in 1987 and contains approximately 119,000 net rentable square feet. Each floor of the Atrium was originally under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired on June 30, 1996.

Since Lockheed vacated the building as of June 30, 1996, the occupancy rate of the Atrium Property as of December 31, 1996 was 0% and 100% for 1992 through 1995. The average annual effective rate was $8.81 for 1996, and $17.47 for 1992 through 1995. As set forth above, the lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of December 31, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could further significantly reduce future cash distributions to Limited Partners.

The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

On January 31, 1990, the Fund II-Fund II-OW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Brookwood Grill Property"). The Fund II-Fund II-OW Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

On September 20, 1991, the Fund II-Fund II-OW Joint Venture contributed the Brookwood Grill Property, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II-Fund III Joint Venture. As of September 20, 1991, the Fund II-Fund II-OW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Grill Property.

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This Roswell site, which opened early March 1992, is the second location in the Atlanta area for what is anticipated as a southeastern chain of restaurants similar in concept to Houston's, Ruby Tuesday, and Friday's. This chain is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for Years 1 through 5, with a 15% increase for the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for 1996, 1995, 1994, 1993 and 1992. The average effective annual rental per square foot at the Brookwood Grill is $30.29 for 1996, $30.21 for 1995, 1994 and 1993, and $24.60 for 1992, the first year of occupancy.

As of December 31, 1996, the Fund II-Fund II-OW Joint Venture and the Partnership had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill property, and the Partnership holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 acres of land comprising the Holcomb Bridge Road Property was contributed to a new joint venture, Fund II, III, VI and VII Associates by Fund II-Fund III Joint Venture. This property is described below.

Holcomb Bridge Road Property/Fund II, III, VI and VII Associates
----------------------------------------------------------------

On January 10, 1995, Fund II-Fund III Joint Venture; Wells Real Estate Fund VI , L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint

Venture"). Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Nine tenants occupied the Holcomb Bridge Property as of December 31, 1996, for an occupancy rate of 63%. The average effective annual rental was $9.87 per square foot for 1996.

As of December 31, 1996, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI had contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII had contributed $3,217,154 for an equity interest of approximately 48.8%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,100,000, excluding land. It is anticipated that of the remaining cost of approximately $183,000, $100,000 will be contributed by Wells Fund VI and $83,000 by Wells Fund VII, after which the equity interests in the property will be 48.3% for Wells Fund VII, 26.4% for Wells Fund VI, and 25.3% for the Fund II-Fund III Joint Venture. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as General Partners, entered into a Joint Venture Agreement known as Fund III and Fund IV Associates (the "Fund III - Fund IV Joint Venture"). As set forth above, Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of the Joint Venture are substantially identical to those of the Partnership. The Partnership holds an approximate 57.3% equity interest in the Fund III-Fund IV Joint Venture which owns and operates a multi-tenant retail center and an office building described below. As of December 31, 1996, the Partnership had contributed $8,119,603 and Wells Fund IV had contributed $6,131,677 for total contributions of $14,251,280 to the Fund III - Fund IV Joint Venture for the acquisition and development of the two properties as described below.

The Stockbridge Village Shopping Center/Fund III and Fund IV Joint Venture
--------------------------------------------------------------------------

On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center ("Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is composed of 12 separate retail spaces and 3 free-standing buildings. The occupancy rate at the Stockbridge Property was 93% in 1996 and 1995, 97% in 1994, 95% in 1993, and 97% in 1992. The average effective annual rental per square foot at the Stockbridge Property was $9.59 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34 for 1992.

As of December 31, 1996, the Partnership had contributed a total of $4,515,042 and Wells Fund IV had contributed a total of $5,047,132 to fund the total cost of approximately $9,562,000 for the acquisition and development of the Stockbridge Property.

The G.E. Building/Fund III - Fund IV Joint Venture
--------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period. The occupancy rate at the G.E. Building was 100% for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, the first year of ownership. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992. As of December 31,
1996, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, Wells Fund IV contributed $1,084,545 and the Partnership contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

Litigation was instituted in the Superior Court of Gwinnett County, Georgia on January 13, 1997 against the Partnership, Wells Real Estate Fund II, L.P. ("Wells Fund II"), Wells Capital, Inc. and Leo F. Wells, II, who are the general partners of the Partnership and Wells Fund III, in connection with a request by a limited partner in the Partnership and Wells Fund II for a list of the names, addresses and ownership interests of the limited partners which to date the defendants have refused to furnish to the plaintiff. The case is styled Gramercy Park Investments L.P. v. Wells Real Estate Fund II, Wells Real Estate
------------------------------------------------------------------------------
Fund III, L.P., Wells Capital, Inc. and Leo F. Wells, III.  The plaintiff, which
----------------------------------------------------------
is a limited partner in both the Partnership and Wells Fund II, alleges that it is entitled to copies of the limited partner lists under applicable provisions of Georgia partnership law and the partnership agreements of the Partnership and Wells Fund II so that plaintiff may make an offer to purchase up to 4.9% of the partnership units in each Fund. The plaintiff is seeking an order directing the defendants to furnish to the plaintiff a current list of the names, addresses and ownership interests of the limited partners in the Partnership and Wells Fund II, as well as an award of certain damages, including its costs and attorneys' fees and such other relief as the court deems just and proper. On February 26, 1997, the Court denied the plaintiff's request for an immediate order requiring defendants to furnish the lists to the plaintiff and instead ordered expedited discovery which is to be completed by March 31, 1997. Thereafter the Court will again consider the plaintiff's request to turn over the limited partner lists.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTER
---------------------------------------------------------------------------

As of February 28, 1997, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,331 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 203 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

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

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

                                                 Per Class A            Per Class A        Per Class B
                                                    Unit                   Unit               Unit
Distribution for         Total Cash              Investment              Return of          Return of      General
 Quarter  Ended          Distributed               Income                 Capital            Capital       Partner
--------------------------------------------------------------------------------------------------------------------
March 31, 1995           $392,719                   $0.02                  $0.00              $0.00       $     0.00
June 30, 1995            $392,719                   $0.02                  $0.00              $0.00       $     0.00
September 30, 1995       $392,719                   $0.02                  $0.00              $0.00       $     0.00
December 31, 1995        $611,487                   $0.02                  $0.00              $0.08       $15,205.00
March 31, 1996           $392,719                   $0.02                  $0.00              $0.00       $     0.00
June 30, 1996            $392,719                   $0.02                  $0.00              $0.00       $     0.00
September 30, 1996       $312,517                   $0.02                  $0.00              $0.00       $     0.00
December 31, 1996        $320,615                   $0.01                  $0.00              $0.00       $     0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to the Limited Partners holding Class A units until February 1997. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1997 at a level at least comparable with 1996 cash distributions; however, there is no guarantee of this.

ITEM 6.   SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992:

                              1996        1995           1994          1993          1992
-----------------------------------------------------------------------------------------------
Total Assets              $17,114,963   $18,059,571   $18,561,131   $19,006,762   $19,417,510
Total Revenues              1,155,615     1,587,267     1,572,895     1,528,968     1,334,149
Net Income                    731,244     1,143,704     1,130,464     1,087,637       812,188
Net Income
allocated to
General Partners                    0        15,205             0             0             0
Net Income
 allocated to Class
 A Limited Partners           731,244     1,104,317     1,608,929     1,625,405     1,280,630
Net Income (Loss )
 allocated to Class
 B Limited Partners                 0        24,182      (478,465)     (537,768)     (468,442)
Net Income
 per Class A Limited
 Partner Unit                     .04           .06           .08           .08           .07
Net Income (Loss) per
 Class B Limited
 Partner Unit                     .00           .01          (.19)         (.21)         (.18)
Cash Distributions to
 Investors--
 Investment Income
 Class A Units:                   .07           .08           .08           .08           .06
 Return of Capital
 Class A Units:                   .00           .00           .00           .00           .00
 Investment Income
 Class B Units:                   .00           .00           .00           .00           .00
 Return of Capital
 Class B Units:                   .00           .08           .02           .00           .00
Cash Distribution to
 General Partners                0.00     15,205.00           .00           .00           .00

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

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


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------


GENERAL
-------

Gross revenues of the Partnership were $1,155,615 for the fiscal year ended December 31, 1996, as compared to $1,587,267 for the fiscal year ended December 31, 1995, and $1,572,895 for the fiscal year ended December 31, 1994. The decrease for 1996 over 1995 is primarily due to the loss of income contributed from the Fund II-Fund III Joint Venture, due to the termination of the Lockheed lease at The Atrium on June 30, 1996. The increase for 1995 over 1994 was due primarily to increased rental income at the Greenville Property providing a full year of rent from the expansion of Team YASNY in late 1994.

Expenses of the Partnership remained relatively stable for 1994 and 1995 and decreased to $424,371 for the fiscal year ended December 31, 1996, as compared to $443,563 for the fiscal year ended December 31, 1995 and $442,431 for the fiscal year ended December 31, 1994. In 1996, the increase in depreciation was offset by a decrease in operating expenses. Depreciation expense increased from 1994 as compared to 1995 and 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective October 1, 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Net income of the Partnership was $731,244 for the fiscal year ended December 31, 1996, as compared to $1,143,704 for the fiscal year ended December 31, 1995, and $1,130,464 for the fiscal year ended December 31, 1994. The decrease in net income for 1996 as compared to 1995 is due to loss of rental income from the Joint Ventures as noted above. The increase in net income for 1995 over 1994 is due primarily to increased rental revenues.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.07 per unit for the fiscal year ended December 31, 1996, and $0.08 for 1995 and 1994. There were no cash distributions in 1996 to the Limited Partners holding Class B Units; distributions were $0.08 per unit for fiscal year ended December 31, 1995 and $0.02 per unit for the fiscal year ended December 31, 1994. These distributions were a return of capital for the Class B Investors.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint venture adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1996, the Partnership's ownership interest in the Greenville Property is 100%, Fund II-Fund III Joint Venture is 34% and Fund III-Fund IV Joint Venture is 57.3%.

As of December 31, 1996, the Partnership owned interests in the following properties:

The Greenville Property/Fund III
--------------------------------

                              For the Year Ended December 31
                            ------------------------------------
                                1996       1995      1994
                                ----       ----      ----
Revenues:
 Rental Income               $586,466   $581,016   $573,942
 Other Income                       0      2,350          0
                             --------   --------   --------
                              586,466    583,366    573,942
Expenses:
 Depreciation                 158,308    112,196     96,618
 Management and
  leasing expenses             40,499     37,713     35,903
 Other operating expenses     144,201    214,562    227,043
                             --------   --------   --------
                              343,008    364,471    359,564
                             --------   --------   --------

Net income                   $243,458   $218,895   $214,378
                             ========   ========   ========

Occupied %                     100.00%    100.00%    100.00%
Partnership Ownership %        100.00%    100.00%    100.00%

Cash Generated to the
Partnership                  $411,469   $340,569   $286,410

Net Income Allocated to
the Partnership              $243,458   $218,895   $214,378

Rental income remained stable from 1995 to 1996. Expenses of the Greenville Property remained relatively stable for the three year period. The increase in depreciation expense in 1996 and 1995 as compared to 1994 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions" and was offset by a decrease in other operating expenses.

Management and leasing fees were increased in 1996 as compared to 1995 and 1994 due to anticipated rental increases.

The real estate taxes were $27,479 for 1996 and $27,692 for 1995 and 1994.

The Partnership's ownership percentage remained constant at 100% for 1996, 1995, and 1994.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

                                For the Year Ended December 31
                             ------------------------------------

                                1996         1995         1994
                                ----         ----         ----
Revenues:
 Rental Income               $1,048,583   $2,079,345   $2,079,345
 Interest Income                 24,188       29,965       24,636
                             ----------   ----------   ----------
                              1,072,771    2,109,310    2,103,981
Expenses:
 Depreciation                   674,479      517,507      475,928
 Management and
  leasing expenses               71,381      142,761      142,735
 Other operating expenses       158,405      451,362      504,609
                             ----------   ----------   ----------
                                904,265    1,111,630    1,123,272
                             ----------   ----------   ----------

Net income                   $  168,506   $  997,680   $  980,709
                             ==========   ==========   ==========

Occupied %                         0.00%       34.40%       34.40%
Partnership Ownership %           34.40%       34.40%       34.40%

Cash Distributed to
the Partnership              $  209,185   $  589,206   $  574,411

Net Income Allocated
to the Partnership           $   57,966   $  343,202   $  337,364

Rental income decreased to $1,048,583 in 1996 compared to $2,079,345 due to the termination of the Lockheed lease as of June 30, 1996. Revenues, expenses and net income had remained relatively stable for the years ended December 31, 1995 and 1994. Depreciation expense increased in 1996 compared to 1995 due to the recording of a full year's depreciation expense reflecting the change in estimated useful lives which was made beginning in fourth quarter 1995. In 1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements was offset by a decrease in other operating expenses. There were no significant decreases in any specific area of operating expenses. Management and leasing fees decreased in 1996 compared to 1995 due to the decrease in rental income for the last six months of 1996. Other operating expenses decreased from $451,362 in 1995 to $158,405 in 1996 primarily due the vacancy of the Atrium for the last six months of the year.

The real estate taxes were $150,105 for 1996, $182,687 for 1995, and $186,273 for 1994.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of December 31, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require further tenant finish and refurbishment expenditures by the Partnership which could substantially significant reduce future cash distributions to Limited Partners. The Partnership's interest in The Atrium is owned through its Joint Venture investment in Fund II-Fund III Joint Venture, and holds an approximate 34% equity interest in the Joint Venture.

For comments on the general condition to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

                                 For the Year Ended December 31
                                --------------------------------

                                   1996       1995       1994
                                   ----       ----       ----
Revenues:
 Rental Income                   $225,359   $230,316   $224,750
 Equity Loss of Joint Venture     (19,378)         0          0
                                 --------   --------   --------
                                  205,981    230,316    224,750
Expenses:
 Depreciation                      54,014     63,446     58,659
 Management and
  leasing expenses                 27,004     29,351     30,217
 Other operating expenses         109,478     45,175     44,553
                                 --------   --------   --------
                                  190,496    137,972    133,429
                                 --------   --------   --------

Net income                       $ 15,485   $ 92,344   $ 91,321
                                 ========   ========   ========

Occupied %                         100.00%    100.00%    100.00%
Partnership Ownership %             38.00%     38.00%     38.00%

Cash Distributed to
the Partnership                  $ 40,154   $ 58,009   $ 55,818

Net Income Allocated
to the Partnership               $  5,830   $ 34,767   $ 34,380

Rental income decreased in 1996 compared to 1995 due to a decrease in billing of expenses to the tenant. Rental income and expenses were relatively stable for 1995 and 1994. Although there was a change in useful lives of assets from 40 years to 25 years in the fourth quarter of 1995, depreciation expense decreased in 1996, compared to 1995, due to the contribution of land and land improvements by Brookwood Grill to the 880 Holcomb Bridge Property. Other operating expenses increased in 1996 compared to 1995 due to decreased property tax reimbursements from tenants, and a reimbursement to the tenant in first quarter, 1996, of administrative charges paid in 1995. Net income decreased to $15,485 in 1996 compared to $92,344 in 1995 due primarily to the increased operating expenses in 1996, and due to the net loss generated by the Fund II, III, VI and VII Joint Venture.

Real estate taxes were $33,494 for 1996, $39,668 for 1995, and $38,091 for 1994.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Stockbridge Village Shopping Center/Fund III - Fund IV Joint Venture
------------------------------------------------------------------------

                                For the Year Ended December 31
                             ------------------------------------

                                1996         1995         1994
                                ----         ----         ----
Revenues:
 Rental Income               $1,082,428   $1,148,600   $1,158,963
 Interest Income                 13,024       15,482        9,678
                             ----------   ----------   ----------
                              1,095,452    1,164,082    1,168,641
Expenses:
 Depreciation                   338,989      249,689      218,742
 Management and
  leasing expenses               98,442      105,251      124,458
 Other operating expenses        90,187      101,047       84,646
                             ----------   ----------   ----------
                                527,618      455,987      427,846
                             ----------   ----------   ----------

Net income                   $  567,834   $  708,095   $  740,795
                             ==========   ==========   ==========

Occupied %                        93.00%       93.00%       97.00%
Partnership Ownership %           57.30%       57.30%       57.30%

Cash Generated to the
Partnership                  $  546,625   $  605,097   $  538,400

Net Income Allocated to
the Partnership              $  325,463   $  405,856   $  425,777

Rental income decreased to $1,082,428 for 1996 as compared to $1,148,600 in 1995 and $1,158,963 in 1994 due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet in the fourth quarter of 1995. Expenses of the property increased from $427,846 in 1994 to $455,987 in 1995 and $527,618 in 1996 due primarily to the increase in depreciation expense which became effective in the fourth quarter of 1995 as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". Net income of the property decreased to $567,834 for 1996 as compared to $708,095 for 1995 and $740,795 for 1994 due primarily to increased depreciation expense and decreased rental income, as discussed above.

Real estate taxes were $104,795 for 1996, $120,899 for 1995, and $130,364 for
1994.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 57.3% for 1996, 1995 and 1994.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The G.E. Building/Fund III and Fund IV Joint Venture
----------------------------------------------------

                             For the Year Ended December 31
                             ------------------------------

                               1996       1995       1994
                               ----       ----       ----
Revenues:
 Rental Income               $527,425   $527,425   $527,425

Expenses:
 Depreciation                 196,220    132,727    112,639
 Management and
  leasing expenses             39,860     39,821     42,697
 Other operating expenses       8,731      9,313     47,019
                             --------   --------   --------
                              244,811    181,861    202,355
                             --------   --------   --------

Net income                   $282,614   $345,564   $325,070
                             ========   ========   ========

Occupied %                     100.00%    100.00%    100.00%
Partnership Ownership %         57.30%     57.30%     57.30%

Cash Generated to the
Partnership                  $275,251   $253,847   $242,675

Net Income Allocated to
the Partnership              $161,985   $198,065   $186,766

Rental income remained constant for 1996, 1995, and 1994. Total expenses decreased to $181,861 in 1995 from $202,355 in 1994 but increased to $244,811 in 1996. During 1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions," was offset by a decrease in other operating expenses as compared to 1994, which was primarily the result of decreased legal fees following settlement of the Thalhimer suit described below.

On May 10, 1993, the leasing agent, Morton G. Thalhimer, Inc., filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond, Virginia, against the Partnership, Wells Fund IV and the General Partners for leasing commissions due over the original term of the G.E. lease (excluding renewals) estimated to be approximately $163,500. G.E. and the seller of the property were named as third party defendants in the suit alleging that they were the parties who should be financially responsible for these leasing commissions. Pursuant to the Settlement Agreement entered into with Thalhimer, commencing in January, 1994, and during each month thereafter, Thalhimer is only entitled to three percent (3%) of the monthly rent (exclusive of operating costs reimbursements, real estate tax and insurance pass-throughs and similar items) received by the landlord under the G.E. Lease (including any renewals or extensions of the lease or taking of additional space), and except as set forth in the Settlement Agreement, the Landlord (the Fund III-Fund IV Joint Venture) has no further obligation to Thalhimer or its successors or assigns under the lease. G.E. has assumed 1 1/2% of the 3% and the Fund III-Fund IV Joint Venture has assumed the remaining 1 1/2% of the total 3%.

Due to increased expenses in 1996 as compared to 1995 and decreased expenses in 1995 as compared to 1994, net income decreased to $282,614 in 1996, increased to $345,564 for 1995, as compared to $325,070 in 1994.

The Partnership's ownership percentage in the Fund III-Fund IV Joint Venture remained constant at 57.3% for 1996, 1995, and 1994.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.





           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                           1996
                                         --------
Revenues:
 Rental Income                           $255,062

Expenses:
 Depreciation                             181,798
 Management and
  leasing expenses                         28,832
 Other operating expenses                 101,600
                                         --------
                                          312,230
                                         --------

Net Loss                                 $(57,168)
                                         ========

Occupied %                                  62.90%

Partnership Ownership % in the
 Fund II, III, VI, VII Joint Venture*        9.50%

Cash Distribution to the
 Fund II-Fund III Joint Venture*         $ 19,494

Net Loss Allocated to the
 Fund II-Fund III Joint Venture*         $(19,378)


*    The Partnership holds a 38% ownership in the Fund II-Fund III Joint
     Venture.


Since the Holcomb Bridge Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the years ended December 31, 1995 and 1994, are not available.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet. As of December 31, 1996, nine tenants occupied approximately 31,144 square feet of space in the retail and office building under leases of varying lengths. Since the property was not developed as of December 31, 1995, no comparative figures are available for the year.

Real estate taxes were $37,191 for 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is highly unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated to be required to operate the Partnership for a six month period, not to exceed 3% or be reduced below 1% of offering proceeds available for investment in properties. The General Partners believe such working capital reserves will be adequate.

The Partnership's net cash provided by operating activities decreased in 1996 to $25,148 from $182,077 in 1995 and $57,271 in 1994. The decrease in 1996 was due to a decrease in net income, lower distributions received from the Joint Ventures and increased payables due at year-end. Expenses for building and tenant improvements were $13,000 for 1996.

Cash and cash equivalents decreased in 1996 after remaining stable for 1995 and 1994. This was due to decreased Joint Venture equity resulting in lowered gross revenues, as well as legal and accounting costs. The Partnership generally distributes cash available less reserves and, as a result, the level of cash has remained relatively stable.

The Partnership's distributions paid and payable through the fourth quarter of 1996 have been paid from Net Cash from Operations and from distributions received from its equity investment in joint ventures. The Partnership expects to meet liquidity, and budget demands through cash flow from operations.

Subject to the potential need to fund tenant improvements which may be required for new tenants at the Atrium, as previously discussed, the Partnership is unaware of any demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership is not obligated to provide any additional funding on the Holcomb Bridge Road Property. Additional funding for the Holcomb Bridge Road Property is anticipated to be provided by capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient capital for this purpose.

INFLATION
---------

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                   PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP
-----------------------------------------------

WELLS CAPITAL, INC.  Wells Capital, Inc. ("Capital") is a Georgia corporation
-------------------
formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole shareholder, sole Director and the President of Capital.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1996:

        (A)                               (B)                       (C)
Name of Individual or         Capacities in which served
 Number in Group                 Form of Compensation        Cash Compensation
------------------------------------------------------------------------------
Wells Management Company,    Property Manager-Management       $189,023 (1)
 Inc.                        and Leasing Fees

Wells Capital, Inc.          General Partner - Partnership
                             Cash Flow Distributions               -0-

Leo F. Wells, III            General Partner - Partnership
                             Cash Flow Distributions               -0-

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997:

                         (2)                   (3)
     (1)         Name and Address of   Amount and Nature of         (4)
Title of Class    Beneficial Owner     Beneficial Ownership   Percent of Class
--------------    ----------------     --------------------   ----------------
Class A Units     Leo F. Wells,        11,158.79 Units        Less than 1%
                       III             (IRA, 401 (k)
                                       and Profit
                                       Sharing)

Class A Units     Leo F. Wells,        1,750.00 Units         Less than 1%
                       III             (401 (k))

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 1996, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

PROPERTY MANAGEMENT AND LEASING FEES
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 1996, Wells Management Company, Inc. received $189,023 in management and leasing fees. In no event will such fees exceed the sum of
(i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1996, no real estate commissions were paid to the General Partners.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.  Financial Statements
        Information with respect to this item is contained on Pages F-2 to F-30 of this Annual Report on Form 10-K. See Index to Financial Statements on Page F-1.

(a) 2.  Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17/th/ day of March, 1997.

                              WELLS REAL ESTATE FUND III
                              (Registrant)



                              By:   /s/Leo F. Wells, III
                                    -------------------------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    of Wells Capital, Inc., the Corporate
                                    General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.



Signature                    Title
---------                    -----




/s/Leo F. Wells, III         Individual General Partner,          March 17, 1997
--------------------         President and Sole Director of
Leo F. Wells, III            Wells Capital, Inc., the Corporate
                             General Partner



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                      (Wells Real Estate Fund III, L.P.)


     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                   SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                        PAGE NUMBER
-------    -----------------------                        -----------
*4(a)      Agreement of Limited Partnership of            N/A
           Wells Real Estate Fund III, L.P.
           (Registration Statement of Wells Real
           Estate Fund III, L.P., Exhibit B to the
           Prospectus, File No. 33-24063)

*4(b)      Amendment to Agreement of Limited              N/A
           Partnership of Wells Real Estate
           Fund III, L.P. (Exhibit 4(a) to
           Post-Effective Amendment No. 1 to
           Registration Statement of Wells Real
           Estate Fund III, L.P., File No.
           33-24063)

*4(c)      Second Amendment to Agreement of               N/A
           Limited Partnership of Wells Real
           Estate Fund III, L.P. (Exhibit 4(a)
           to Post-Effective Amendment No. 5
           to Registration Statement of Wells
           Real Estate Fund III, L.P., File No.
           33-24063)

*4(d)      Third Amendment to Agreement of                N/A
           Limited Partnership of Wells Real
           Estate Fund III, L.P. (Exhibit to
           Post-Effective Amendment No. 7 to
           Registration Statement of Wells Real
           Estate Fund III, L.P., File No.
           33-24063)

EXHIBIT                                                   SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                        PAGE NUMBER
-------    -----------------------                        -----------
*10(a)     Management Agreement between Registrant        N/A
           and Wells Management Company, Inc. (Exhibit
           to Form 10-K of Wells Real Estate Fund III,
           L.P. for the fiscal year ended December 31,
           1990, File No. 0-18407)

*10(b)     Leasing and Tenant Coordination Agreement      N/A
           between Registrant and Wells Management
           Company, Inc. (Exhibit to Form 10-K of
           Wells Real Estate Fund III, L.P. for the
           fiscal year ended December 31, 1990, File
           No. 0-18407)

*10(c)     Purchase Agreement for the Acquisition         N/A
           of the Atrium at Nassau Bay dated
           March 1, 1989 (Exhibit 10(i) to Form 10-K
           of Wells Real Estate Fund II for the
           fiscal year ended December 31, 1990,
           File No. 0-16518)

*10(d)     Joint Venture Agreement of Fund II and         N/A
           Fund III Associates dated March 1,
           1989 (Exhibit to Post-Effective
           Amendment No. 2 to Registration
           Statement of Wells Real Estate Fund
           III, L.P., File No. 33-24063)

*10(e)     First Amendment to Joint Venture Agreement     N/A
           of Fund II and Fund III Associates dated
           April 1, 1989 (Exhibit 10(k) to Form 10-K
           of Wells Real Estate Fund II for the
           fiscal year ended December 31, 1990,
           File No. 0-16518)

*10(f)     Leases with Lockheed Engineering and           N/A
           Sciences Company, Inc. (Exhibit 10(l)
           to Form 10-K of Wells Real Estate Fund
           II for the fiscal year ended
           December 31, 1990, File No. 0-16518)

EXHIBIT                                                   SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                        PAGE NUMBER
-------    -----------------------                        -----------
*10(g)     Custodial Agency Agreement between             N/A
           Registrant and Citizens and Southern
           Trust Company (Georgia), National
           Association dated January 1, 1990
           (Exhibit to Post-Effective
           Amendment No. 5 to Registration
           Statement of Wells Real Estate Fund
           III, L.P., File No. 33-24063)

*10(h)     Purchase Agreement for the Acquisition         N/A
           of the Greenville Property dated
           April 10, 1990 (Exhibit to Form 10-K of
           Wells Real Estate Fund III, L.P. for the
           fiscal year ended December 31, 1990, File
           No. 0-18407)

*10(i)     Development Agreement with ADEVCO              N/A
           Corporation dated June 15, 1990 (Exhibit
           to Form 10-K of Wells Real Estate Fund III,
           L.P. for the fiscal year ended December 31,
           1990, File No. 0-18407)

*10(j)     Construction Contract with McDevitt            N/A
           & Street Company dated May 31, 1990 (Exhibit
           to Form 10-K of Wells Real Estate Fund III,
           L.P. for the fiscal year ended December 31,
           1990, File No. 0-18407)

*10(k)     Lease with International Business              N/A
           Machines Corporation dated May 15,
           1990 (Exhibit to Form 10-K of Wells Real
           Estate Fund III, L.P. for the fiscal year
           ended December 31, 1990, File No. 0-18407)

*10(l)     Amended and Restated Joint Venture             N/A
           Agreement of Fund II and Fund III Associates
           (Exhibit 10(o) to Form 10-K of Wells Real
           Estate Fund II for the fiscal year ended
           December 31, 1991, File No. 0-16518)

EXHIBIT                                                   SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                        PAGE NUMBER
-------    -----------------------                        -----------
*10(m)     Land and Building Lease Agreement between      N/A
           Fund II and Fund II-OW and Brookwood Grill
           of Roswell, Inc. (Exhibit 10(p) to Form
           10-K of Wells Real Estate Fund II for the
           fiscal year ended December 31, 1991, File
           No. 0-16518)

*10(n)     Assignment and Assumption of Lease dated       N/A
           September 20, 1991 between Fund II and
           Fund II-OW and Fund II and Fund III
           Associates (Exhibit 10(q) to Form 10-K
           of Wells Real Estate Fund II for the
           fiscal year ended December 31, 1991,
           File No. 0-16518)

*10(o)     Fund III and Fund IV Associates Joint          N/A
           Venture Agreement dated March 27, 1991
           (Exhibit 10(g) to Post-Effective Amendment
           No. 1 to Registration Statement of Wells
           Real Estate Fund IV, L.P. and Wells Real
           Estate Fund V, L.P., File No. 33-37830)

*10(p)     Agreement of Purchase and Sale dated           N/A
           October 31, 1990 between 675 Industrial
           Park, Ltd. and The Vlass-Fotos Group, Inc.
           (Exhibit 10(h) to Post-Effective Amendment
           No. 1 to Registration Statement of Wells
           Real Estate Fund IV, L.P. and Wells Real
           Estate Fund V, L.P., File No. 33-37830)

*10(q)     Lease dated January 31, 1991 between The       N/A
           Vlass-Fotos Group, Inc. and The Kroger Co.
           (Exhibit 10(i) to Post-Effective Amendment
           No. 1 to Registration Statement of Wells
           Real Estate Fund IV, L.P. and Wells Real
           Estate Fund V, L.P., File No. 33-37830)

EXHIBIT                                                   SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                        PAGE NUMBER
-------    -----------------------                        -----------
*10(r)     Lease Agreement dated January 31, 1991         N/A
           between The Vlass-Fotos Group, Inc. and
           The Kroger Co. (Exhibit 10(j) to Post-
           Effective Amendment No. 1 to Registration
           Statement of Wells Real Estate Fund IV,
           L.P. and Wells Real Estate Fund V, L.P.,
           File No. 33-37830)

*10(s)     First Amendment to Lease dated April 3,        N/A
           1991 between The Vlass-Fotos Group, Inc.
           and The Kroger Co. (Exhibit 10(k) to Post-
           Effective Amendment No. 1 to Registration
           Statement of Wells Real Estate Fund IV,
           L.P. and Wells Real Estate Fund V, L.P.,
           File No. 33-37830)

*10(t)     First Amendment to Lease Agreement dated       N/A
           April 3, 1991 between The Vlass-Fotos
           Group, Inc. and The Kroger Co. (Exhibit
           10(l) to Post-Effective Amendment No. 1
           to Registration Statement of Wells Real
           Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(u)     Development Agreement dated April 4, 1991      N/A
           between Fund III and Fund IV Associates
           and The Vlass-Fotos Group, Inc. (Exhibit
           10(m) to Post-Effective Amendment No. 1 to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V,
           L.P., File No. 33-37830)

*10(v)     First Amendment to Joint Venture Agreement     N/A
           of Fund III and IV Associates dated July 1,
           1992 (Exhibit to Form 10-K of Wells Real
           Estate Fund III, L.P. for the fiscal year
           ended December 31, 1992, File No. 0-18407)

EXHIBIT                                                   SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                        PAGE NUMBER
-------    -----------------------                        -----------
*10(w)     Agreement for the Purchase and Sale of         N/A
           Property between Rowe Properties-Markel,
           L.P. and Fund III and Fund IV Associates
           and Addendum to Agreement for the Purchase
           and Sale of Property (Exhibit to Form 10-K
           of Wells Real Estate Fund III, L.P. for
           the fiscal year ended December 31, 1992,
           File No. 0-18407)

*10(x)     Office Lease with G.E. Lighting, Rider No. 1   N/A
           to Lease, Addendum of Lease, Second Addendum
           of Lease, Third Amendment of Lease and
           Fourth Amendment to Office Lease (Exhibit to
           Form 10-K of Wells Real Estate Fund III,
           L.P. for the fiscal year ended December 31,
           1992, File No. 0-18407)

*10(y)     Amended and Restated Custodial Agency          N/A
           Agreement between Wells Real Estate Fund III,
           L.P. and NationsBank of Georgia, N.A. dated
           April 1, 1994 (Exhibit to Form 10-K of Wells
           Real Estate Fund III, L.P. for the fiscal
           year ended December 31, 1994, File No. 0-
           18407)

*10(z)     Joint Venture Agreement of Fund II, III,       N/A
           VI and VII Associates (Exhibit to Form
           10-K of Wells Real Estate Fund VI, L.P.
           for the fiscal year ended December 31,
           1995, File No. 0-23656)

ATL1-101734

                       INDEX TO THE FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                       PAGE
--------------------                                                       ----

Independent Auditors' Reports                                              F2-F3

Balance Sheets as of December 31, 1996 and 1995                            F4

Statements of Income for the Years ended
  December 31,  1996, 1995, and 1994                                       F5

Statements of Partners' Capital for the Years ended
  December 31, 1996, 1995, and 1994                                        F6

Statements of Cash Flows for the Years ended
  December 31, 1996, 1995, and 1994                                        F7

Notes to Financial Statements for December 31, 1996,
  1995, and 1994                                                           F8

Financial Statement Schedule III Real Estate Statements and
  Accumulated Depreciation for the Year ended December 31, 1996            S1-S2

                              Arthur Andersen LLP




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND III, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on those financial statements and schedule based on our audits. The financial statements of Wells Real Estate Fund III, L.P. for the year ended December 31, 1994 were audited by other auditors whose report dated January 13, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      /s/ Arthur Andersen LLP

Atlanta, Georgia
January 10, 1997

              [LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]




                         INDEPENDENT AUDITORS' REPORT


The Partners
Wells Real Estate Fund III, L.P.:


We have audited the balance sheet (which is not presented separately herein) of Wells Real Estate Fund III, L.P. (a limited partnership) as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the information for the year ended December 31, 1994 included in the December 31, 1996 financial statement Schedule III - Real Estate and Accumulated Depreciation. These financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and information included in the financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG Peat Marwick LLP


January 13, 1995
Atlanta, Georgia

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995

                                    ASSETS


                                                           1996          1995
                                                       -----------   -----------
REAL ESTATE ASSETS, AT COST:
  Land                                                     576,350   $   576,350
  Building and improvements, less accumulated
   depreciation of $613,213 and $454,905 at
   December 31, 1996 and 1995, respectively              2,952,388     3,110,696
  Construction in progress                                  13,000             0
                                                       -----------   -----------
       Total real estate assets                          3,541,738     3,687,046

INVESTMENT IN JOINT VENTURES                            12,926,074    13,446,045

CASH AND CASH EQUIVALENTS                                  342,318       500,327

DUE FROM AFFILIATES                                        212,943       336,216

ACCOUNTS RECEIVABLE                                         67,790        60,841

PREPAID EXPENSES AND OTHER ASSETS                           24,100        29,096
                                                       -----------   -----------
       Total assets                                    $17,114,963   $18,059,571
                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                $    35,941   $     5,035
  Partnership distributions payable                        324,495       617,810
  Due to affiliates                                         11,396         6,269
                                                       -----------   -----------
       Total liabilities                                   371,832       629,114
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL:
  Limited partners:
    Class A                                             16,743,131    17,430,457
    Class B                                                      0             0
                                                       -----------   -----------
       Total partners' capital                          16,743,131    17,430,457
                                                       -----------   -----------
       Total liabilities and partners' capital         $17,114,963   $18,059,571
                                                       ===========   ===========

     The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                1996        1995         1994
                                             ----------  ----------  -----------
REVENUES:
  Rental income                              $  586,466  $  581,016  $  573,942
  Equity in income of joint ventures            551,244     981,890     984,287
  Interest income                                17,905      22,011      14,666
  Other income                                        0       2,350           0
                                             ----------  ----------  -----------
                                              1,155,615   1,587,267   1,572,895
                                             ----------  ----------  -----------
EXPENSES:
  Depreciation and amortization                 158,308     112,196      96,618
  Operating costs--rental property               73,206     179,581     191,400
  Partnership administration                     70,005      56,256      58,919
  Lease acquisition costs                        44,867      34,981      35,644
  Management and leasing fees                    40,499      37,713      35,903
  Legal and accounting                           32,332      16,984      17,677
  Computer costs                                  5,154       5,852       6,270
                                             ----------  ----------  -----------
                                                424,371     443,563     442,431
                                             ----------  ----------  -----------
NET INCOME                                   $  731,244  $1,143,704  $1,130,464
                                             ==========  ==========  ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS     $        0  $   15,205  $        0
                                             ==========  ==========  ===========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                    $  731,244  $1,104,316  $1,608,929
                                             ==========  ==========  ===========

NET INCOME (LOSS) ALLOCATED TO CLASS B
 LIMITED PARTNERS                            $        0  $   24,183  $ (478,465)
                                             ==========  ==========  ===========

NET INCOME PER CLASS A LIMITED PARTNER
 UNIT                                        $     0.04  $     0.06  $     0.08
                                             ==========  ==========  ===========

NET INCOME (LOSS) PER CLASS B LIMITED
 PARTNER UNIT                                $     0.00  $     0.01  $    (0.19)
                                             ==========  ==========  ===========

CASH DISTRIBUTION TO GENERAL PARTNERS        $        0  $   15,205  $        0
                                             ==========  ==========  ===========

CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                                $     0.07  $     0.08  $     0.08
                                             ==========  ==========  ===========
CASH DISTRIBUTION PER CLASS B LIMITED
 PARTNER UNIT                                $     0.00  $     0.08  $     0.02
                                             ==========  ==========  ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                     LIMITED PARTNERS                                    TOTAL
                                   ----------------------------------------------------
                                            CLASS A                    CLASS B             GENERAL     PARTNERS'
                                   -------------------------  -------------------------
                                      UNITS        AMOUNT        UNITS        AMOUNT      PARTNERS      CAPITAL
                                   -----------  ------------  -----------  ------------  ----------  ------------
BALANCE, DECEMBER 31, 1993          19,635,965  $17,858,965     2,544,540    $ 716,482    $      0   $18,575,447

  Net income (loss)                          0    1,608,929             0     (478,465)          0     1,130,464
  Partnership distributions                  0   (1,570,878)            0      (58,636)          0    (1,629,514)
                                   -----------  ------------  -----------  ------------  ----------  ------------
BALANCE, DECEMBER 31, 1994          19,635,965   17,897,016     2,544,540      179,381           0    18,076,397

  Net income                                 0    1,104,316             0       24,183      15,205     1,143,704
  Partnership distributions                  0   (1,570,875)            0     (203,564)    (15,205)   (1,789,644)
                                   -----------  ------------  -----------  ------------  ----------  ------------
BALANCE, DECEMBER 31, 1995          19,635,965   17,430,457     2,544,540            0           0    17,430,457

  Net income                                 0      731,244             0            0           0       731,244
  Partnership distributions                  0   (1,418,570)            0            0           0    (1,418,570)
                                   -----------  ------------  -----------  ------------  ----------  ------------
BALANCE, DECEMBER 31, 1996          19,635,965  $16,743,131     2,544,540    $       0    $      0   $16,743,131
                                   ===========  ============  ===========  ============  ==========  ============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                     1996            1995            1994
                                                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   731,244     $ 1,143,704     $ 1,130,464
                                                                -------------   -------------   -------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in income of joint ventures                            (551,244)       (981,890)       (984,287)
      Distributions received from joint ventures                   1,194,488       1,522,447       1,379,536
      Distributions to partners from accumulated earnings         (1,541,728)     (1,630,724)     (1,568,752)
      Depreciation and amortization                                  158,308         112,196          96,618
      Changes in assets and liabilities:
        Accounts receivable                                           (6,949)         24,955           2,715
        Prepaid expenses and other assets                              4,996           5,929           8,321
        Accounts payable and accrued expenses                         30,906         (14,101)         (5,983)
        Due to affiliates                                              5,127            (439)         (1,361)
                                                                -------------   -------------   -------------
          Total adjustments                                         (706,096)       (961,627)     (1,073,193)
                                                                -------------   -------------   -------------
          Net cash provided by operating activities                   25,148         182,077          57,271
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                          (13,000)              0         (51,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners in excess of accumulated earnings       (170,157)              0               0
                                                                -------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (158,009)        182,077           5,287

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         500,327         318,250         312,963
                                                                -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $   342,318     $   500,327     $   318,250
                                                                =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Deferred project costs applied to joint venture properties   $         0     $         0     $     5,653
                                                                =============   =============   =============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund III, L.P. (the "Partnership") is a public limited partnership organized on July 31, 1988, under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership directly owns an office building in Greenville, North Carolina. In addition, the Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate funds: (i) The Atrium of Nassau Bay ("The Atrium"), a four-story office building located in metropolitan Houston, Texas, (ii) the Brookwood Grill, a restaurant located in Roswell, Georgia, (iii) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (iv) the G.E. Lighting National Customer Center, a two-story office building located in Richmond, Virginia, and (v) an office/retail center in Roswell, Georgia (Note 3).

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   The lease with one significant tenant at The Atrium contributed approximately 4% and 22% of equity in income of joint ventures to the Partnership for the years ended December 31, 1996 and 1995, respectively. This tenant's lease expired in June 1996. As of December 31, 1996, the Partnership has been unable to re-lease The Atrium. If the Partnership is able to obtain leases with new tenants for The Atrium, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership and may be re-leased at rates substantially lower than those previously obtained, which could have the effect of substantially reducing future cash distributions to the partners.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective share of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners on a quarterly basis. In accordance with the partnership agreement, distributions first are paid to limited partners holding Class A units until they have received an 8% return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received an 8% return on their adjusted capital contributions, as defined.
   If any cash available for distribution remains, the general partners receive an amount equal to 10% of total net cash from operations distributed. Thereafter, amounts are distributed 10% to the general partners and 90% to the limited partners.

   DISTRIBUTION OF SALES PROCEEDS

   Upon sales of properties, the net sales proceeds are distributed in the following order:

     . To limited partners until all limited partners have received 100% of their adjusted capital contributions, as defined

     . To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

     . To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contributions, as defined

     . To all limited partners until they receive an amount equal to their respective cumulative distributions

     . To all the general partners until they have received 100% of their capital contributions

     . Thereafter, 85% to the limited partners and 15% to the general partners

   ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

   REAL ESTATE ASSETS

   Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

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

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1996.

   Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, directly and through its ownership interest in joint ventures, of increasing depreciation expense approximately $61,167 in the fourth quarter of 1995 and $261,953 in the year ended December 31, 1996.

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

   Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

   CASH AND CASH EQUIVALENTS

   For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1996, 1995, and 1994 is computed based on the weighted average number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain 1995 and 1994 items have been reclassified to conform with 1996 financial statement presentation.

2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed for the fourth quarters of 1996 and 1995, respectively, as follows:

                                                         1996      1995
                                                       --------  --------
          Fund III and IV Associates                   $212,618  $197,113
          Fund II and III Associates--The Atrium              0   125,725
          Fund II and III Associates--Brookwood Grill       325    13,378
                                                       --------  --------
                                                       $212,943  $336,216
                                                       ========  ========

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

   The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, of $189,023, $204,671, and $201,112 for the years ended December 31, 1996, 1995, and 1994, respectively, which were paid to Wells Management.

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

3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in the joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                                  1996                   1995
                                            ------------------     ------------------
                                            AMOUNT     PERCENT     Amount     Percent
                                            ------------------     ------------------
Fund III and IV Associates                $ 7,899,938       57%  $ 8,234,366       57%
Fund II and III Associates--The Atrium
                                            3,663,946       34     3,815,165       34
Fund II and III Associates --Brookwood
 Grill                                      1,362,190       38     1,396,514       38
                                          -----------            -----------
                                          $12,926,074            $13,446,045
                                          ===========            ===========

   The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 1996 and 1995:

                                              1996          1995
                                          -----------   -----------
Investment in joint ventures, beginning   $13,446,045   $13,970,314
 of period
Equity in income of joint ventures            551,244       981,890
Distributions from joint ventures          (1,071,215)   (1,506,159)
Investment in joint ventures, end of
                                          ------------  ------------
 period                                   $12,926,074   $13,446,045
                                          ===========   ============

   FUND II AND III ASSOCIATES

   On April 3, 1989, the Partnership entered into a joint venture agreement with the Fund II and II-OW joint venture The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, the Fund II and II-OW joint venture contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8 acre tract of land. A restaurant was developed on 1.3 acres and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.6 acres of the 880 Property were transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,690,244 and $1,729,116 at December 31, 1996 and 1995, respectively, which represented a 25% and 33% interest, respectively.

   Following are the financial statements for Fund II and III Associates--The
   Atrium:

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                             1996         1995
                                          -----------  -----------
Real estate assets, at cost:
Land                                      $ 1,504,743  $ 1,504,743
Building and improvements, less
 accumulated depreciation of $3,852,396
 in 1996 and $3,177,917 in 1995             8,816,719    9,474,137


Construction in progress                       33,477       15,500
                                          -----------  -----------
       Total real estate assets            10,354,939   10,994,380
Cash and cash equivalents                     448,112      846,173
Accounts receivable                                 0      113,362
Prepaid expenses and other assets              35,216       35,216
                                          -----------  -----------
       Total assets                       $10,838,267  $11,989,131
                                          ===========  ===========

                       Liabilities and Partners' Capital

Liabilities:
Accounts payable                          $   188,760  $   527,751
Partnership distributions payable                   0      365,481
Due to affiliates                                   0        6,802
                                          -----------  -----------
       Total liabilities                      188,760      900,034
                                          -----------  -----------
Partners' capital:
Fund II and II-OW                           6,985,561    7,273,932
Wells Real Estate Fund III                  3,663,946    3,815,165
                                          -----------  -----------
       Total partners' capital             10,649,507   11,089,097
                                          -----------  -----------
       Total liabilities and partners'
        capital                           $10,838,267  $11,989,131
                                          ===========  ===========

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995        1994
                                          ----------  ----------  ----------
Revenues:
 Rental income                             $1,048,583  $2,079,345  $2,079,345
 Interest income                               24,188      29,965      24,636
                                          -----------  ----------  ----------
                                            1,072,771   2,109,310   2,103,981
                                          -----------  ----------  ----------
Expenses:
 Depreciation                                 674,479     517,507     475,928
 Operating costs, net of reimbursements        85,183     419,152     419,752
 Management and leasing fees                   71,381     142,761     142,735
 Partnership administration                    59,934      23,077      30,816
 Legal and accounting                          11,878       7,384      51,238
 Computer costs                                 1,410       1,749       2,760
 Amortization of organization costs                 0           0          43
                                           ----------  ----------  ----------
                                              904,265   1,111,630   1,123,272
                                           ----------  ----------  ----------
Net income                                 $  168,506  $  997,680  $  980,709
                                           ----------  ----------  ==========
Net income allocated to Fund II and II-OW  $  110,540  $  654,478  $  643,344
                                           ==========  ==========  ==========
Net income allocated to Wells Real
Estate Fund III                            $   57,966  $  343,202  $  337,365
                                           ==========  ==========  ==========

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                FUND II     WELLS REAL      TOTAL
                                  AND         ESTATE      PARTNERS'
                                 II-OW       FUND III      CAPITAL
                              -----------   ----------   -----------
Balance, December 31, 1993    $ 8,195,100   $4,298,216   $12,493,316
 Net income                       643,344      337,365       980,709
 Partnership distributions     (1,095,388)    (574,412)   (1,669,800)
                              ------------  -----------  ------------
Balance, December 31, 1994      7,743,056    4,061,169    11,804,225
 Net income                       654,478      343,202       997,680
 Partnership distributions     (1,123,602)    (589,206)   (1,712,808)
                              ------------  -----------  ------------
Balance, December 31, 1995      7,273,932    3,815,165    11,089,097
 Net income                       110,540       57,966       168,506
 Partnership distributions       (398,911)    (209,185)     (608,096)
                              ------------  -----------  ------------
Balance, December 31, 1996    $ 6,985,561   $3,663,946   $10,649,507
                              ===========   ===========  ============

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996         1995          1994
                                           ----------  -----------   -----------
Cash flows from operating activities:
 Net income                                $ 168,506   $   997,680   $   980,709
                                           ---------   -----------   -----------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation                              674,479       517,507       475,928
   Changes in assets and liabilities:
       Accounts receivable                   113,362       226,724       226,768
       Accounts payable                     (338,991)      163,364      (146,603)
       Due to affiliates                      (6,802)      (13,603)      (13,604)
                                           ----------  ------------  ------------
          Total adjustments                  442,048       893,992       542,489
                                           ---------   -----------   ------------
          Net cash provided by operating
           activities                        610,554     1,891,672     1,523,198

Cash flows from investing activities:
 Investment in real estate assets            (35,038)      (15,501)            0
Cash flows from financing activities:
 Distributions to joint venture partners    (973,577)   (1,714,751)   (1,721,820)
                                          -----------   -----------   -----------
Net (decrease) increase in cash and
 cash equivalents                           (398,061)      161,420      (198,622)

Cash and cash equivalents, beginning of
 year                                        846,173       684,753       883,375
                                          ----------   -----------   -----------
Cash and cash equivalents, end of year     $ 448,112   $   846,173   $   684,753
                                          ==========   ===========   ===========

Following are the financial statements for Fund II and III Associates--Brookwood
Grill:

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                             1996       1995
                                          ---------   --------
Real estate assets, at cost:
 Land                                      $  745,223  $  745,223
 Building and improvements, less
  accumulated depreciation of $221,703
  in 1996 and $167,689 in 1995              1,051,110   1,105,124
                                           ----------  ----------
       Total real estate assets             1,796,333   1,850,347
Investment in joint venture                 1,690,244   1,729,116
Cash and cash equivalents                       9,102      33,892
Due from affiliate                             12,472           0
Accounts receivable                           113,986     104,724
Prepaid expenses and other assets              28,616      34,184
                                           ----------  ----------
       Total assets                        $3,650,753  $3,752,263
                                           ==========  ==========

                       Liabilities and Partners' Capital

                                             1996        1995
                                           ---------   --------
Liabilities:
 Accounts payable                          $   20,040  $    1,180
 Due to affiliate                               6,544       6,079
 Partnership distributions payable              5,865      35,533
                                           ----------  ----------
       Total liabilities                       32,449      42,792
                                           ----------  ----------
Partners' capital:
 Fund II and II-OW                          2,256,114   2,312,957
 Wells Real Estate Fund III                 1,362,190   1,396,514
                                           ----------  ----------
       Total partners' capital              3,618,304   3,709,471
                                           ----------  ----------
       Total liabilities and partners'
        capital                            $3,650,753  $3,752,263
                                           ==========  ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996       1995      1994
                                          -------    -------   -------
Revenues:
 Rental income                             $225,359   $230,316  $224,750
 Equity in loss of joint venture            (19,378)         0         0
                                          ---------   --------  --------
                                            205,981    230,316   224,750
                                          ---------   --------  --------
Expenses:
 Operating costs, net of reimbursements      92,450     15,508    24,397
 Depreciation                                54,014     63,446    58,659
 Management and leasing fees                 21,436     23,783    24,649
 Partnership administration                  12,454     13,890     8,496
 Lease acquisition costs                      5,568      5,568     5,568
 Legal and accounting                         3,164     14,028     8,984
 Computer costs                               1,410      1,749     2,676
                                           --------   --------  --------
                                            190,496    137,972   133,429
                                           --------   --------  --------
Net income                                 $ 15,485   $ 92,344  $ 91,321
                                           ========   ========  ========
Net income allocated to Fund II and
 II-OW                                     $  9,655   $ 57,577  $ 56,941
                                           ========   ========  ========
Net income allocated to Wells Real
 Estate Fund III                           $  5,830   $ 34,767  $ 34,380
                                           ========   ========  ========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                           WELLS REAL      TOTAL
                                FUND II      ESTATE      PARTNERS'
                               AND II-OW    FUND III      CAPITAL
                              ----------   ----------   ----------
Balance, December 31, 1993    $2,386,950   $1,441,194   $3,828,144
 Net income                       56,941       34,380       91,321
 Partnership distributions       (92,446)     (55,818)    (148,264)
                              -----------  -----------  -----------
Balance, December 31, 1994     2,351,445    1,419,756    3,771,201
 Net income                       57,577       34,767       92,344
 Partnership distributions       (96,065)     (58,009)    (154,074)
                              -----------  -----------  -----------
Balance, December 31, 1995     2,312,957    1,396,514    3,709,471
 Net income                        9,655        5,830       15,485
 Partnership distributions       (66,498)     (40,154)    (106,652)
                              -----------  -----------  -----------
Balance, December 31, 1996    $2,256,114   $1,362,190   $3,618,304
                              ===========  ===========  ===========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995         1994
                                          ---------   ----------   ---------
Cash flows from operating activities:
 Net income                                $  15,485   $   92,344   $  91,321
                                           ---------   ----------   ---------
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation                               54,014       63,446      58,659
   Equity in loss of joint venture            19,378            0           0
   Distributions received from joint
    venture                                    7,022            0           0
   Changes in assets and liabilities:
       Accounts receivable                    (9,262)      (7,188)     30,281
       Prepaid expenses and other assets       5,568        5,568      (2,182)
       Accounts payable                       18,860       (3,431)    (30,157)
       Due to affiliates                         465          465         374
                                           ----------    ---------    --------
          Total adjustments                   96,045       58,860      56,975
                                           ----------    ---------    --------
          Net cash provided by operating
           activities                        111,530      151,204     148,296
                                           ----------    ---------    --------
Cash flows from financing activities:
 Advances received from (paid to)
 affiliate                                         0       30,173     (30,173)
 Distributions to joint venture partners    (136,320)    (179,724)   (123,966)
                                            ---------    ---------   ---------
          Net cash used in financing
           activities                       (136,320)    (149,551)   (154,139)
                                            ---------    ---------   ---------
Net (decrease) increase in cash and
 cash equivalents                            (24,790)       1,653      (5,843)

Cash and cash equivalents, beginning of
 year                                         33,892       32,239      38,082
                                           ---------   ----------   ---------
Cash and cash equivalents, end of year     $   9,102   $   33,892   $  32,239
                                           =========   ==========   =========
Supplemental disclosure of noncash
 items:
 Transfer of real estate assets to joint
  venture for partnership interest, net
  of accumulated depreciation of $50,484   $       0   $1,729,116   $       0
                                           =========   ==========   =========

   FUND II, III, VI, AND VII ASSOCIATES


   On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. Development is substantially complete on two retail and office buildings containing a total of approximately 49,500 square feet. During 1996, leases commenced on approximately half of the available space.

   The following are the financial statements for Fund II, III, VI, and VII
                                  Associates:

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                                                                   1996           1995
                                                                                ----------     ----------
Nonoperating real estate assets, at cost:
     Land                                                                       $        0     $1,325,242
     Land improvements                                                                   0        403,874
     Construction in progress                                                            0      2,662,448
                                                                                ----------     ----------
          Total nonoperating real estate assets                                          0      4,391,564
                                                                                ----------     ----------
Operating real estate assets, at cost:
     Land                                                                        1,325,242              0
     Building and improvements, less accumulated depreciation of $181,798        4,568,805              0
     Construction in progress                                                      214,398              0
                                                                                ----------     ----------
          Total operating real estate assets                                     6,108,445              0
                                                                                ----------     ----------
          Total real estate assets                                               6,108,445      4,391,564
Cash and cash equivalents                                                          675,703      1,321,378
Accounts receivable                                                                 67,334              0
Prepaid expenses and other assets                                                  145,820         41,028
                                                                                ----------     ----------
          Total assets                                                          $6,997,302     $5,753,970
                                                                                ==========     ==========

                                Liabilities and Partners' Capital

Liabilities:
     Accounts payable and accrued expenses                                      $  204,970     $  474,905
     Partnership distributions payable                                              49,590              0
                                                                                ----------     ----------
                                                                                   254,560        474,905
                                                                                ----------     ----------
Partners' capital:
     Fund II and III Associates                                                  1,690,244      1,729,116
     Wells Real Estate Fund VI                                                   1,759,947      1,028,210
     Wells Real Estate Fund VII                                                  3,292,551      2,521,739
                                                                                ----------     ----------
          Total partners' capital                                                6,742,742      5,279,065
                                                                                ----------     ----------
          Total liabilities and partners' capital                               $6,997,302     $5,753,970
                                                                                ==========     ==========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                               STATEMENT OF LOSS
                     FOR THE YEAR ENDED DECEMBER 31, 1996

Revenues:
  Rental income                                                   $255,062
                                                                 ----------
Expenses:
  Depreciation                                                     181,798
  Operating costs, net of reimbursements                            75,018
  Management and leasing fees                                       16,376
  Legal and accounting                                              14,928
  Lease acquisition costs                                           12,456
  Partnership administration                                        10,286
  Computer costs                                                     1,368
                                                                 ----------
                                                                   312,230
                                                                 ----------
Net loss                                                          $(57,168)
                                                                 ==========

Net loss allocated to Fund II and III Associates                  $(19,378)
                                                                 ==========

Net loss allocated to Wells Real Estate Fund VI                   $(10,193)
                                                                 ==========

Net loss allocated to Wells Real Estate Fund VII                  $(27,597)
                                                                 ==========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  WELLS      WELLS REAL      TOTAL
                                 FUND II AND    REAL ESTATE    ESTATE     PARTNERS'
                                III ASSOCIATES     FUND VI    FUND VII      CAPITAL
                                --------------  -----------  ----------   ----------
Balance, January 1, 1995          $        0    $        0   $        0   $        0
  Partnership contributions        1,729,116     1,028,210    2,521,739    5,279,065
                                --------------  -----------  ----------   ----------
Balance, December 31, 1995         1,729,116     1,028,210    2,521,739    5,279,065
  Partnership contributions                0       761,259      835,646    1,596,905
  Partnership distributions          (19,494)      (19,329)     (37,237)     (76,060)
  Net loss                           (19,378)      (10,193)     (27,597)     (57,168)
                                --------------  -----------  ----------   ----------
Balance, December 31, 1996        $1,690,244    $1,759,947   $3,292,551   $6,742,742
                                ==============  ===========  ==========   ==========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                           1996         1995
                                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                                            $   (57,168)  $         0
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation                                                       181,798             0
       Changes in assets and liabilities:
         Accounts receivable                                              (67,334)            0
         Prepaid expenses and other assets                               (104,792)      (41,028)
         Accounts payable and accrued expenses                             88,532        22,256
                                                                      ------------  ------------
           Total adjustments                                               98,204       (18,772)
                                                                      ------------  ------------
           Net cash provided by (used in) operating
             activities                                                    41,036       (18,772)
                                                                      ------------  ------------

Cash flows from investing activities:
  (Decrease) increase in construction payables                           (358,467)      452,649
  Investment in real estate                                            (1,736,082)   (2,595,190)
                                                                      ------------  ------------
         Net cash used in investing activities                         (2,094,549)   (2,142,541)
                                                                      ------------  ------------
Cash flows from financing activities:
  Contributions from joint venture partners                             1,434,308     3,482,691
  Distributions to joint venture partners                                 (26,470)            0
                                                                      ------------  ------------
Net cash provided by financing                                          1,407,838     3,482,691
                                                                      ------------  ------------
Net (decrease) increase in cash and cash equivalents                     (645,675)    1,321,378
Cash and cash equivalents, beginning of year                            1,321,378             0
                                                                      ------------  ------------
Cash and cash equivalents, end of year                                $   675,703   $ 1,321,378
                                                                      ============  ============
Supplemental disclosure of noncash activities:
  Contribution of real estate assets                                  $         0   $ 1,729,116
                                                                      ============  ============
  Deferred project costs applied by partners                          $   162,597   $    67,257
                                                                      ============  ============

   FUND III AND IV ASSOCIATES

   On March 27, 1991, the Partnership entered into a joint venture with Wells Real Estate Fund IV, L.P. The joint venture, Fund III and IV Associates, was formed for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center in Stockbridge, Georgia. In addition, in July 1992, Fund III and IV Associates purchased the G.E. Lighting National Customer Center in Richmond, Virginia.

  The following are the financial statements for Fund III and IV Associates:

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                              Assets

                                                                                    1996          1995
                                                                                -----------    -----------
Real estate assets, at cost:
  Land                                                                          $ 3,331,775    $ 3,331,775
  Building and improvements, less accumulated
    depreciation of $1,793,055 in 1996 and $1,257,846 in 1995                    10,286,205     10,819,438
                                                                                -----------    -----------
          Total real estate assets                                               13,617,980     14,151,213
Cash and cash equivalents                                                           297,901        250,903
Accounts receivable                                                                 247,567        294,278
Prepaid expenses and other assets                                                    36,231         54,342
                                                                                -----------    -----------
          Total assets                                                          $14,199,679    $14,750,736
                                                                                ===========    ===========

                                Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                              $    39,722    $    33,221
  Partnership distributions payable                                                 370,953        343,902
  Due to affiliates                                                                   6,018          7,151
                                                                                -----------    -----------
          Total liabilities                                                         416,693        384,274
                                                                                -----------    -----------
Partners' capital:
  Wells Real Estate Fund III                                                      7,899,938      8,234,366
  Wells Real Estate Fund IV                                                       5,883,048      6,132,096
                                                                                -----------    -----------
          Total partners' capital                                                13,782,986     14,366,462
                                                                                -----------    -----------
          Total liabilities and partners' capital                               $14,199,679    $14,750,736
                                                                                ===========    ===========

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                    1996        1995        1994
                                                                 ----------  ----------  ----------
Revenues:
  Rental income                                                  $1,609,853  $1,676,025  $1,686,388
  Interest income                                                    13,024      15,482       9,678
                                                                 ----------  ----------  ----------
                                                                  1,622,877   1,691,507   1,696,066
                                                                 ----------  ----------  ----------
Expenses:
  Depreciation                                                      535,209     382,416     331,381
  Management and leasing fees                                        87,401      93,024      96,042
  Operating costs, net of reimbursements                             60,043      40,195       5,785
  Lease acquisition costs                                            50,901      78,766      54,988
  Property administration                                            23,054      26,364      44,781
  Legal and accounting                                               11,191      10,928      93,193
  Computer costs                                                      4,569       5,790       3,666
  Amortization of organization costs                                     61         366         366
                                                                 ----------  ----------  ----------
                                                                    772,429     637,849     630,202
                                                                 ----------  ----------  ----------
Net income                                                       $  850,448  $1,053,658  $1,065,864
                                                                 ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund III               $  487,448  $  603,921  $  612,543
                                                                 ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund IV                $  363,000  $  449,737  $  453,321
                                                                 ==========  ==========  ==========

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                        WELLS REAL   WELLS REAL      TOTAL
                                          ESTATE       ESTATE      PARTNERS'
                                         FUND III      FUND IV      CAPITAL
                                        ----------   ----------   ----------
Balance, December 31, 1993              $8,657,921   $6,136,991   $14,794,912
  Net income                               612,543      453,321     1,065,864
  Partnership contributions                      0      309,595       309,595
  Partnership distributions               (781,075)    (577,956)   (1,359,031)
                                        -----------  -----------  ------------
Balance, December 31, 1994               8,489,389    6,321,951    14,811,340
  Net income                               603,921      449,737     1,053,658
  Partnership contributions                      0           59            59
  Partnership distributions               (858,944)    (639,651)   (1,498,595)
                                        -----------  -----------  ------------
Balance, December 31, 1995               8,234,366    6,132,096    14,366,462
  Net income                               487,448      363,000       850,448
  Partnership distributions               (821,876)    (612,048)   (1,433,924)
                                        -----------  -----------  ------------
Balance, December 31, 1996              $7,899,938   $5,883,048   $13,782,986
                                        ===========  ===========  ============

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                        1996         1995           1994
                                                                    -----------  ------------   -----------
Cash flows from operating activities:
  Net income                                                        $   850,448   $ 1,053,658   $ 1,065,864
                                                                    ------------  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                      535,209       382,416       331,381
      Changes in assets and liabilities:
        Accounts receivable                                              46,711        73,382       (87,950)
        Prepaid expenses and other assets                                18,111        54,265         9,599
        Accounts payable                                                  6,501        (2,728)     (140,979)
        Due to affiliates                                                (1,133)       (8,261)      (33,820)
                                                                    ------------  ------------  ------------
          Total adjustments                                             605,399       499,074        78,231
                                                                    ------------  ------------  ------------
          Net cash provided by operating
            activities                                                1,455,847     1,552,732     1,144,095
                                                                    ------------  ------------  ------------
Cash flows from investing activities:
  Investment in real estate                                              (1,976)      (29,209)     (221,528)
                                                                    ------------  ------------  ------------
Cash flows from financing activities:
  Contributions from joint venture  partners                                  0            59       309,602
  Distributions to joint venture partners                            (1,406,873)   (1,508,718)   (1,276,883)
                                                                    ------------  ------------  ------------
        Net cash used in financing activities                        (1,406,873)   (1,508,659)     (967,281)
                                                                    ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents                                                       46,998        14,864       (44,714)
Cash and cash equivalents, beginning of year                            250,903       236,039       280,753
                                                                    ------------  ------------  ------------
Cash and cash equivalents, end of year                              $   297,901   $   250,903   $   236,039
                                                                    ============  ===========   ============
Supplemental disclosure of noncash
  investing activities:
     Deferred project costs applied by partners                     $         0   $         0   $    19,988
                                                                    ============  ===========   ============

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1996, 1995, and 1994 are calculated as follows:

                                                                                 1996          1995          1994
                                                                             ------------  -----------   ------------
Financial statement net income                                               $   731,244   $ 1,143,704   $ 1,130,464
Increase (decrease) in net income resulting from:
  Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                                 261,953        61,167             0
  Rental income accrued for financial reporting purposes
    less than (in excess of) amounts for income tax purposes                      68,420        (3,371)      (62,660)
  Expenses added (deductible) when paid for income tax
     purposes, accrued for financial reporting purposes                            4,219       104,161       (25,331)
                                                                             ------------  -----------   ------------
Income tax basis net income                                                  $ 1,065,836   $ 1,305,661   $ 1,042,473
                                                                             ============  ============  ============

The Partnership's income tax basis partners' capital at December 31, 1996, 1995, and 1994 is computed as follows:

                                                                                 1996          1995          1994
                                                                             ------------  -----------   ------------
Financial statement partners' capital                                        $16,743,131   $17,430,457   $18,076,397
Increase (decrease) in partners' capital resulting from:
  Depreciation expense for financial reporting
    purposes in excess of amounts for income tax purposes                        323,120        61,167             0
  Capitalization of syndication costs for income tax
    purposes, which are accounted for as cost of
    capital for financial reporting purposes                                   2,624,555     2,624,555     2,624,555
  Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for
    income tax purposes                                                         (293,570)     (361,990)     (358,619)
  Accumulated expenses deductible when paid for
    income tax purposes, accrued for financial
    reporting purposes                                                           128,272       127,059        22,898
  Partnership distributions payable for tax purposes                             324,495       619,021       458,890
  Other                                                                           (1,840)        2,154         2,155
                                                                             ------------  ------------  ------------
Income tax basis partners' capital                                           $19,848,163   $20,502,423   $20,826,276
                                                                             ============  ============  ============

 5. RENTAL INCOME

    The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                    1997                        $1,589,339
                    1998                         1,374,202
                    1999                         1,331,274
                    2000                         1,058,861
                    2001                           571,450
                Thereafter                       3,450,147
                                                ----------
                                                $9,375,273
                                                ==========

    Three significant tenants contributed approximately 14%, 14%, and 13% of revenues, which is either included as rental income in the accompanying statements of income or in the calculation of equity in income of joint ventures for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 51% and 11% of future minimum rental income.

    One significant tenant at the Atrium contributed 100% of rental income for the year ended December 31, 1996. At December 31, 1996, there are no leases signed at The Atrium. Accordingly, no future minimum rental income is due Fund II and III Associates--The Atrium.

    The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                    1997                        $  230,563
                    1998                           249,550
                    1999                           249,550
                    2000                           249,550
                    2001                           249,550
                Thereafter                          20,796
                                                ----------
                                                $1,249,559
                                                ==========

    One significant tenant contributed 100% of rental income for the year ended December 31, 1996 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                    1997                        $  456,659
                    1998                           468,816
                    1999                           431,682
                    2000                           341,028
                    2001                           244,106
                Thereafter                         506,949
                                                ----------
                                                $2,449,240
                                                ==========

     Four significant tenants contributed approximately 38%, 16%, 14%, and 11% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 46% and 15% of future minimum rental income.

     The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                    1997                        $ 1,534,820
                    1998                          1,312,213
                    1999                          1,259,368
                    2000                            797,802
                    2001                            657,172
                Thereafter                        5,928,922
                                                -----------
                                                $11,490,297
                                                ===========

     Two significant tenants contributed 31% and 33% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 72% and 16% of future minimum rental income.

 6.  QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                                                   1996 QUARTERS ENDED
                                                  -----------------------------------------------------
                                                   MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                  ----------   ---------  --------------  -------------
Revenues                                          $ 355,197    $330,130      $288,562       $181,726
Net income                                          235,136     257,738       169,124         69,246
Net income allocated to Class A limited
  partners                                          235,136     257,738       169,124         69,246
Net income per Class A limited partner
  unit (a)                                        $    0.01    $   0.01      $   0.01       $   0.00
Cash distribution per Class A limited
  partner unit                                         0.02        0.02          0.02           0.01

                                                                   1995 QUARTERS ENDED
                                                  -----------------------------------------------------
                                                   MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                  ----------   ---------  --------------  -------------
Revenues                                           $ 434,041   $434,562     $436,431        $282,233
Net income                                           341,183    317,668      332,156         152,697
Net income allocated to general partners                   0          0            0          15,205
Net income (loss) allocated to Class A
  limited partners                                   476,874    361,358      332,156         (66,072)
Net (loss) income allocated to Class B
  limited partners                                  (135,691)   (43,690)           0         203,564
Net income per Class A limited partner
  unit                                             $    0.02   $   0.02     $   0.02        $   0.00
Net (loss) income per Class B limited
  partner unit                                         (0.05)     (0.02)           0            0.08
Cash distributed to general partners                       0          0            0          15,205
Cash distribution per Class A limited
  partner unit                                          0.02       0.02         0.02            0.02
Cash distribution per Class B limited
  partner unit                                          0.00       0.00         0.00            0.08

          (a) The total of the four quarterly amounts for net income per Class A limited partner unit for the year ended December 31, 1996 does not equal the total for the year. This difference results from rounding differences

7.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                     SCHEDULE III--REAL ESTATE INVESTMENTS

                         AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                 INITIAL COST         COSTS OF   GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                                            -----------------------              --------------------------------------------------
                                                     BUILDINGS AND   CAPITALIZED             BUILDINGS AND  CONSTRUCTION
    DESCRIPTION            ENCUMBRANCES     LAND     IMPROVEMENTS    IMPROVEMENTS   LAND     IMPROVEMENTS   IN PROGRESS     TOTAL
------------------------   ------------   ---------  --------------  ------------  ------    -------------  ------------  ---------
THE ATRIUM AT NASSAU BAY       None      $1,367,000   $10,983,000   $ 1,857,335   $1,504,743  $12,669,115   $ 33,477     $14,207,335
 (A)

GREENVILLE PROJECT(B)          None         529,977             0     3,624,974      576,350    3,565,601     13,000       4,154,951


880 PROPERTY--BROOKWOOD
 GRILL (C)                     None         523,319             0     1,494,717      745,223    1,272,813          0       2,018,036


STOCKBRIDGE VILLAGE (D)        None       2,551,645             0     7,749,117    2,758,193    7,542,569          0      10,300,762


G.E. LIGHTING NATIONAL         None         529,546     4,158,223       422,504      573,582    4,536,691          0       5,110,273
 CUSTOMER CENTER (E)
                                                  0
880 PROPERTY (F)                          1,325,242             0     4,965,001    1,325,242    4,750,603    214,398       6,290,243
                                         ----------   -----------   -----------   ----------  -----------   --------    ------------
        Total                            $6,826,729   $15,141,223   $20,113,648   $7,483,333  $34,337,392    260,875     $42,081,600
                                         ==========   ===========   ===========   ==========  ===========   ========    ============
                                                                    LIFE ON
                                                                     WHICH
                           ACCUMULATED      DATE OF      DATE     DEPRECIATION
    DESCRIPTION           DEPRECIATION   CONSTRUCTION  ACQUIRED   IS COMPUTED (G)
----------------------    -------------  ------------  --------  ----------------
THE ATRIUM AT NASSAU BAY     $3,852,396      1988      04/03/89    12 to 25 years
 (A)

GREENVILLE PROJECT(B)           613,213      1990      06/20/90    20 to 25 years

880 PROPERTY--BROOKWOOD
 GRILL (C)                      221,703      1991      01/01/90    20 to 25 years

STOCKBRIDGE VILLAGE (D)       1,187,204      1991      03/27/91    20 to 25 years

G.E. LIGHTING NATIONAL
 CUSTOMER CENTER (E)            605,851      1991      07/01/92    20 to 25 years

880 PROPERTY (F)                181,798      1996      01/31/90    20 to 25 years
                            -----------
        Total                $6,662,165
                            ===========

(a) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates. The Partnership owned a 34% interest in Fund II and III Associates as of December 31, 1996.

(b) The Greenville Project is a two-story office building located in Greenville, North Carolina, owned entirely by the Partnership.

(c) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by a joint venture, Fund II and III Associates. The Partnership owned a 38% interest in the 880 Property-- Brookwood Grill as of December 31, 1996.

(d) Stockbridge Village is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates. The Partnership owned a 57% interest in Fund III and IV Associates as of December 31, 1996.

(e) The G.E. Lighting National Customer Center is a 43,000-square foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates. The Partnership owned a 57% interest in Fund III and IV Associates as of December 31, 1996.

(f) The 880 Property is a 4.3-acre tract of real property under development in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 10% interest in Fund II, III, VI, and VII Associates as of December 31, 1996.

(g) Depreciation lives used for buildings are 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                     SCHEDULE III--REAL ESTATE INVESTMENTS

                         AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996



                                                             ACCUMULATED
                                                  COST      DEPRECIATION
                                              -----------   ------------

BALANCE, DECEMBER 31, 1994                    $37,506,406     $4,033,276

  1995 additions                                4,406,101      1,076,285
  1994 deductions                              (1,779,600)       (51,204)
                                              ------------  -------------
BALANCE, DECEMBER 31, 1995                     40,132,907      5,058,357

  1996 additions                                1,948,693      1,603,808
                                              ------------   ------------
BALANCE, DECEMBER 31, 1996                    $42,081,600     $6,662,165
                                              ============   ============