Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND III L P
filed 1997-05-13
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended          March 31, 1997                       or
                              ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission file number                  0-18407
                       --------------------------------------------------------

                        Wells Real Estate Fund III, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                  58-1800833
----------------------------------      ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia           30092
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

                                     INDEX
                                     -----


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1997
                  and December 31, 1996.................................... 3

                 Statements of Income for the Three Months
                  Ended March 31, 1997 and 1996............................ 4

                 Statement of Partner's Capital for the
                  Three Months Ended March 31, 1997
                  and the Year Ended December 31, 1996..................... 5

                 Statements of Cash Flows for the Three
                  Months Ended March 31, 1997 and 1996..................... 6

                 Condensed Notes to Financial Statements................... 7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................9

PART II. OTHER INFORMATION.................................................17

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


Assets                                            March 31, 1997  December  31, 1996
------------------------------------------------  --------------  ------------------

Real estate, at cost:
 Land                                                $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $654,640 in 1997 and $613,213
 in 1996                                               2,923,961           2,965,388
                                                     -----------         -----------

  Total real estate                                    3,500,311           3,541,738
                                                     -----------         -----------

Cash and cash equivalents                                317,240             342,318
Investment in joint ventures (Note 2)                 12,773,215          12,926,074
Due from affiliates                                      167,730             212,943
Accounts receivable                                       75,431              67,790
Prepaid expenses and other assets                         28,806              24,100
                                                     -----------         -----------

  Total assets                                       $16,862,733         $17,114,963
                                                     ===========         ===========

          Liabilities and Partners' Capital
------------------------------------------------

Liabilities:
 Accounts payable                                    $    40,068         $    35,941
 Partnership distributions payable                         3,733             324,495
 Due to affiliates                                        11,396              11,396
                                                     -----------         -----------

  Total liabilities                                       55,197             371,832
                                                     -----------         -----------

Partners' capital:
 General Partners                                              0                   0
 Limited Partners:
  Class A - 19,635,965 units outstanding              16,807,536          16,743,131
  Class B - 2,544,540 units outstanding                        0                   0
                                                     -----------         -----------

     Total partners' capital                          16,807,536          16,743,131
                                                     -----------         -----------

     Total liabilities and partners' capital         $16,862,733         $17,114,963
                                                     ===========         ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                       Three Months Ended
                                                 ------------------------------
                                                 March 31, 1997  March 31, 1996
                                                 --------------  --------------

Revenues:
  Rental income                                        $147,677        $145,742
  Interest income                                         7,159           5,853
  Equity in income of joint ventures (Note 2)            44,873         203,602
                                                       --------        --------
                                                        199,709         355,197
                                                       --------        --------

Expenses:
  Management and leasing fees                             9,108           8,774
  Operating costs-rental properties,
      net of tenant reimbursements                       55,194          48,059
  Depreciation                                           41,427          39,577
  Legal and accounting expenses                          11,617           1,543
  Computer expense                                        3,306           1,327
  Partnership administration                             14,652          20,781
                                                       --------        --------
                                                        135,304         120,061
                                                       --------        --------
  Net  income                                          $ 64,405        $235,136
                                                       ========        ========

Net income allocated to
  Class A Limited Partners                             $ 64,405        $235,136

Net loss allocated to
  Class B Limited Partners                             $      0        $      0

Net income per Class A
  Limited Partner Unit                                    $0.00           $0.01

Net loss per Class B
  Limited Partner Unit                                 $      0        $      0

Cash distribution per Class A
  Limited Partner Unit                                 $      0           $0.02

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1997


                                            LIMITED PARTNERS                  TOTAL
                                       --------------------------
                                       CLASS A                 CLASS B        PARTNERS'
                               ------------------------       ---------
                                 UNITS       AMOUNTS       UNITS    AMOUNTS   CAPITAL
                               ----------  ------------  ---------  -------  ------------

BALANCE, DECEMBER 31, 1995     19,635,965  $17,430,457   2,544,540       $0  $17,430,457

  Net income                            0      731,244           0        0      731,244
  Partnership distributions             0   (1,418,570)          0        0   (1,418,570)
                               ----------  -----------   ---------       --  -----------
BALANCE, DECEMBER 31, 1996     19,635,965  $16,743,131   2,544,540       $0  $16,743,131

  Net income                            0  $    64,405           0        0  $    64,405
                               ----------  -----------   ---------       --  -----------
BALANCE, MARCH 31, 1997        19,635,965  $16,807,536   2,544,540       $0  $16,807,536
                               ==========  ===========   =========       ==  ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                     March 31, 1997   March 31, 1996
                                                     ---------------  ---------------

Cash flows from operating activities:
 Net income                                               $  64,405        $ 235,136
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Equity in income of joint ventures                     (44,873)        (203,603)
     Distributions received from joint ventures             242,945          336,217
     Partnership distributions paid                        (320,762)        (609,293)
     Depreciation                                            41,427           39,577
     Changes in assets and liabilities:
      Accounts receivable                                    (7,641)             997
      Prepaids and other assets                              (4,706)              64
      Accounts payable                                        4,127           13,207
      Due to affiliates                                           0             (110)
                                                          ---------        ---------
       Net cash used in operating activities                (25,078)        (187,808)
                                                          ---------        ---------

       Net decrease in cash and cash
         equivalents                                        (25,078)        (187,808)

Cash and cash equivalents, beginning of year                342,318          500,327
                                                          ---------        ---------

Cash and cash equivalents, end of period                  $ 317,240        $ 312,519
                                                          =========        =========

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

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) The Fund II - Fund III Joint Venture,
     (ii) The Fund II, III, VI and VII Associates Joint Venture and (iii) The Fund III - Fund IV Joint Venture.

     As of March 31, 1997, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by Fund III, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture,
     (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund III, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     Boeing at the Atrium/Fund II - Fund III Joint Venture
     -----------------------------------------------------

     On April 3, 1989, the Partnership formed a joint venture (the "Fund II - Fund III Joint Venture") with an existing joint venture (the "Fund II - Fund II-OW Joint Venture") previously formed between Wells Real Estate Fund II ("Wells Fund II") and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II and Wells Fund II-OW are public limited partnerships affiliated with the Partnership through common general partners with investment objectives substantially identical to those of the Partnership.

     In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay" (the "Atrium").

     The Fund II - Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II - Fund III Joint Venture, and the Partnership holds approximately 34% equity interest in the Fund II - Fund III Joint Venture.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. On March 3, 1997 a lease was signed with The Boeing Company for the entire Atrium Building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined
     based upon the current market rates.   Upon 150 day prior written notice,
     Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. If this no-cause cancellation is exercised, Boeing would be required to pay unamortized, up-front tenant improvement costs. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

     Boeing began the move-in phase of their occupancy on April 15, 1997, and it is anticipated that they will begin paying rent on approximately May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million will be funded from the reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW.

     For a description of other joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(3)  Legal Proceedings
     -----------------

     Litigation was instituted in the Superior Court of Gwinnett County, Georgia on January 13, 1997 against the Partnership, Wells Real Estate Fund II, L.P. ("Wells Fund II"), Wells Capital, Inc. and Leo F. Wells, III, who are the general partners of the Partnership and Wells Fund II, in connection with a request by a limited partner in the Partnership and Wells Fund II for a list of the names, addresses and ownership interests of the limited partners which to date the defendants have refused to furnish to the plaintiff. The case is styled Gramercy Park Investments L.P. v. Wells Real
                                    --------------------------------------------
     Estate Fund II, Wells Real Estate Fund III, L.P., Wells Capital, Inc. and
     -------------------------------------------------------------------------
     Leo F. Wells, III.  The plaintiff, which is a limited partner in both the
     ------------------
     Partnership and Wells Fund II, alleges that it is entitled to copies of the limited partner lists under applicable provisions of Georgia partnership law and the partnership agreements of the Partnership and Wells Fund II so that plaintiff may make an offer to purchase up to 4.9% of the partnership units in each fund. The plaintiff is seeking an order directing the defendants to furnish to the plaintiff a current list of the names, addresses and ownership interests of the limited partners in the Partnership and Wells Fund II, as well as an award of certain damages, including its costs and attorneys' fees and such other relief as the court deems just and proper. On February 26, 1997, the Court denied the plaintiff's request for an immediate order requiring defendants to furnish the lists to the plaintiff and instead ordered expedited discovery to be completed by March 31, 1997. Thereafter, the Court will again consider the plaintiff's request to turn over the limited partner lists.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $199,709 for the three months ended March 31, 1997, as compared to $355,197 for the three months ended March
     31, 1996.   The decrease for 1997 over 1996 was due to decreased income from joint ventures, primarily due to the vacancy at The Atrium.

     Expenses of the Partnership increased for 1997 compared to 1996, from $120,061 for the three months ended March 31, 1996, to $135,304 for the three months ended March 31, 1997. The increase in expenses was due primarily to increased operating costs, legal and accounting expenses, and computer costs.

     Net cash used in operating activities decreased from $187,808 in 1996 to $25,078 in 1997. The decrease was due primarily to an increase in Partnership distributions paid. Cash and cash equivalents remained relatively stable for each of the three months ending March 31, 1996 and 1997. While the Partnership generally distributes cash available less reserves to the Limited Partners, as discussed previously, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease for The Atrium is estimated to be approximately $1,400,000, which is being funded out of cash which would otherwise be available for distribution to Limited Partners, along with reserves of the Partnership, Wells Fund II and Wells Fund II-OW.

     There were no cash distributions to Limited Partners holding Class A Units for the first quarter of 1997, as compared to $0.02 per unit for the first quarter of 1996. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended March 31, 1997 and 1996. As set forth above, substantially all cash generated from the operations of properties owned by the Partnership in the first quarter of 1997 is being used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium. In addition, it is anticipated that operating cash flow generated from properties owned by the Partnership for the second quarter of 1997 will also be used to fund such required tenant improvements and outside brokerage commissions, and Limited Partners hold Class A Units should not expect cash distributions from the Partnership to commence again until at least the third quarter ending September 30, 1997.

PROPERTY OPERATIONS
-------------------

As of March 31, 1997, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                                  Three Months Ended
                                           --------------------------------
                                           March 31, 1997   March 31, 1996
                                           ---------------  ---------------
Revenues:
 Rental Income                                   $159,437         $145,742

Expenses:
 Depreciation                                      41,428           39,577
 Management and leasing expenses                   16,698           17,568
 Other operating expenses                          59,364           39,805
                                                 --------         --------
                                                  117,490           96,950
                                                 --------         --------

Net income                                       $ 41,947         $ 48,792
                                                 ========         ========

Occupied %                                            100%              98%
Partnership Ownership %                               100%             100%

Cash generated to the Partnership                $ 85,463         $ 90,788

Net income allocated to the Partnership          $ 41,947         $ 48,792

Rental income increased from 1996 to 1997 due to regularly scheduled rent increase. Expenses of the Greenville Property increased from $96,950 in 1996 to $117,490 in 1997 due primarily to increased utilities, contract services and repairs and maintenance.

Depreciation and management and leasing expenses remained relatively stable during the periods of March 31, 1997 and March 31, 1996.

The Greenville Property remained 100% occupied as of March 31, 1997.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                         Three Months Ended
                                                  --------------------------------
                                                  March 31, 1997   March 31, 1996
                                                  ---------------  ---------------

Revenues:
 Rental income                                         $       0         $519,836
 Interest income                                           2,517            7,686
                                                       ---------         --------
                                                           2,517          527,522
                                                       ---------         --------

Expenses:
 Depreciation                                            168,642          168,478
 Management and leasing expenses                               0           35,690
 Other operating expenses                                 97,967           85,942
                                                       ---------         --------
                                                         266,609          290,110
                                                       ---------         --------

Net (loss) income                                      $(264,092)        $237,412
                                                       =========         ========

Occupied %                                                     0%             100%
Partnership Ownership %                                     62.1%            62.1%

Cash generated to the Partnership                      $       0         $293,631

Net (loss) income allocated to the Partnership         $ (90,848)        $155,742

Net income decreased for the three months ended March 31, 1997, compared to the same period in 1996, due to the vacancy of the Atrium. Expenses decreased in first quarter 1997 compared to 1996 due to the building being vacant and the decrease in management and leasing fees. The increase in operating expenses was due primarily to expenditures of approximately $9,700 on window replacement in the building.

For details related to the recent leasing of the Atrium, please refer to the Condensed Notes to Financial Statements, (2) Investment in Joint Ventures.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                   Three Months Ended
                                             --------------------------------
                                             March 31, 1997   March 31, 1996
                                             ---------------  ---------------

Revenues:
 Rental Income                                      $56,544          $56,188
 Equity in income (loss) of joint venture            10,857           (5,433)
                                                    -------          -------
                                                     67,401           50,755
Expenses:                                           -------          -------
 Depreciation                                        13,503           13,503
 Management and leasing expenses                      6,761            6,968
 Other operating expenses                             2,259           17,889
                                                    -------          -------
                                                     22,523           38,360
                                                    -------          -------

Net income                                          $44,878          $12,395
                                                    =======          =======

Occupied %                                              100%             100%
Partnership Ownership %                                38.0%            62.0%

Cash generated to the Partnership                   $28,460          $17,136

Net income allocated to the Partnership             $16,896          $ 7,728

Rental income has remained stable for the three months ended March 31, 1997 as compared to 1996. The decrease in operating expenses for the first quarter of 1997 over the same period of 1996 is due primarily to an adjustment in property tax expense accrued in 1997 and billing of reimbursements for first quarter 1997. The increase in net income is due primarily to an increase of approximately $15,000 in the equity income of the joint venture and the adjustment and billing noted above.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------


                                                           Three Months Ended
                                                    --------------------------------
                                                    March 31, 1997   March 31, 1996
                                                    ---------------  ---------------

Revenues:
 Rental Income                                            $160,185         $  9,421

Expenses:
 Depreciation                                               66,130            6,120
 Management and leasing expenses                            20,580            1,051
 Other operating expenses                                   30,307           18,839
                                                          --------         --------
                                                           117,017           26,010
                                                          --------         --------

Net income (loss)                                         $ 43,168         $(16,589)
                                                          ========         ========

Occupied %                                                      63%              21%
Partnership Ownership % in Fund II, III, VI, VII               9.5%            12.3%

Cash distribution to the
 Fund II-Fund III Joint Venture*                          $ 27,496         $      0

Net income (loss) allocated to the
 Fund II-Fund III Joint Venture*                          $ 10,857         $ (5,433)


*The Partnership holds a 37.65% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is currently underway for approximately 6,700 square feet of spaces for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 11,500 square feet.

As of March 31, 1997, nine tenants are occupying approximately 31,140 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1997, compared to the same quarter of 1996 are due to the rental income from the additional tenants and the operation of the property for a full three months.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                                  Three Months Ended
                                           --------------------------------
                                           March 31, 1997   March 31, 1996
                                           ---------------  ---------------

Revenues:
 Rental Income                                   $131,856         $131,856

Expenses:
 Depreciation                                      49,056           49,053
 Management and leasing expenses                    9,965            9,965
 Other operating expenses                           3,403            3,020
                                                 --------         --------
                                                   62,424           62,038
                                                 --------         --------

Net income                                       $ 69,432         $ 69,818
                                                 ========         ========

Occupied %                                            100%             100%
Partnership Ownership %                              57.3%            57.3%

Cash distributed to the Partnership              $ 68,743         $ 67,519

Net income allocated to the Partnership          $ 39,796         $ 40,017

Rental income remained constant for 1997 and 1996. In addition, expenses, net income and cash distributions generated from the G.E. Building remained relatively stable in the first quarter of 1997, as compared to the same period for 1996.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------


                                                 Three Months Ended
                                           --------------------------------
                                           March 31, 1997   March 31, 1996
                                           ---------------  ---------------

Revenues:
 Rental Income                                   $273,737         $268,455
 Interest income                                    3,643            3,613
                                                 --------         --------
                                                  277,380          272,068
Expenses:                                        --------         --------
 Depreciation                                      84,747           84,748
 Management and leasing expenses                   30,336           27,154
 Other operating expenses                          24,418           25,392
                                                 --------         --------
                                                  139,501          137,294
                                                 --------         --------

Net income                                       $137,879         $134,774
                                                 ========         ========

Occupied %                                             93%              93%
Partnership Ownership %                              57.3%            57.3%

Cash distributed to the Partnership              $133,367         $132,544

Net income allocated to the Partnership          $ 79,028         $ 77,248


Rental income and net income increased in 1997, as compared to 1996, due primarily to increased rental rates offset partially by a slight increase in expenses.

                          PART  II - OTHER INFORMATION
                         -----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND III, L.P.
                         (Registrant)

Dated:  May 13, 1997     By: /s/Leo F. Wells, III
                             --------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President,
                         Sole Director and Chief Financial
                         Officer of Wells Capital, Inc.