Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND III L P
filed 1997-08-08
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended              June 30, 1997               or
                                 --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                            to
                               --------------------------   --------------------


Commission file number           0-18407
                      ----------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                     58-1800833
-------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia           30092
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                   -----------------------------

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------         ---------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund III, L.P.
                        --------------------------------

                                     INDEX
                                     -----


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - June 30, 1997
                    and December 31, 1996................................... 3

                  Statements of Income for the Three Months and Six Months
                    Ended June 30, 1997 and 1996............................ 4

                  Statement of Partner's Capital for the
                    Six Months Ended June 30, 1997
                    and the Year Ended December 31, 1996.................... 5

                  Statements of Cash Flows for the Six
                    Months Ended June 30, 1997 and 1996..................... 6

                  Condensed Notes to Financial Statements.................   7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................................. 9

PART II. OTHER INFORMATION.................................................. 18

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


Assets                                            June 30, 1997      December  31, 1996
------------------------------------------------  -------------      ------------------

Real estate, at cost:
 Land                                               $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $696,068 in 1997 and $613,213
 in 1996                                              2,882,533           2,965,388
                                                    -----------         -----------

  Total real estate                                   3,458,883           3,541,738
                                                    -----------         -----------

Cash and cash equivalents                                68,329             342,318
Investment in joint ventures (Note 2)                13,136,108          12,926,074
Due from affiliates                                     183,129             212,943
Accounts receivable                                      75,599              67,790
Prepaid expenses and other assets                        22,999              24,100
                                                    -----------         -----------

  Total assets                                      $16,945,047         $17,114,963
                                                    ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                   $    40,233         $    35,941
 Partnership distributions payable                        3,734             324,495
 Due to affiliates                                       18,127              11,396
                                                    -----------         -----------

  Total liabilities                                      62,094             371,832
                                                    -----------         -----------

Partners' capital:
 General Partners                                             0                   0
 Limited Partners:
  Class A - 19,635,965 units outstanding             16,882,953          16,743,131
  Class B - 2,544,540 units outstanding                       0                   0
                                                    -----------         -----------

     Total partners' capital                         16,882,953          16,743,131
                                                    -----------         -----------

     Total liabilities and partners' capital        $16,945,047         $17,114,963
                                                    ===========         ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                           Three Months Ended                      Six Months Ended
                                    ----------------------------------      -------------------------------
                                    June 30, 1997       June 30, 1996       June 30, 1997     June 30, 1996
                                    -------------       -------------       -------------     -------------
Revenues:
  Rental income (note 2)              $147,935            $146,241            $295,612           $291,983
  Equity in earnings of joint
   ventures (Note 2)                    46,007             180,081              90,880            383,683
  Interest income                        3,009               3,808              10,168              9,661
                                      --------            --------            --------           --------
                                       196,951             330,130             396,660            685,327

Expenses:
  Management & leasing fees             28,507              18,254              37,615             35,822
  Operating costs-rental property       25,917             (24,696)             81,111             14,569
  Depreciation                          41,428              39,577              82,855             79,154
  Legal & accounting                    11,057              20,801              22,674             22,344
  Computer costs                         1,651               1,390               4,957              2,717
  Partnership administration            12,974              17,066              27,626             37,847
                                      --------            --------            --------           --------
                                       121,534              72,392             256,838            192,453
                                      --------            --------            --------           --------
  Net income                          $ 75,417            $257,738            $139,822           $492,874
                                      ========            ========            ========           ========

Net income allocated to
  General Partners                    $      0            $      0            $      0           $      0

Net income allocated to Class
  A Limited Partners                  $ 75,417            $257,738            $139,822           $492,874

Net loss allocated to Class B
  Limited Partners                    $      0            $      0            $      0           $      0

Net income per Class A Limited
  Partner Unit                        $   0.00            $   0.01            $   0.01           $   0.03

Net loss per Class B
  Limited Partner Unit                $  (0.00)           $  (0.00)           $  (0.00)          $  (0.00)

Cash distribution per Class A
  Limited Partner Unit                $   0.00            $   0.02            $   0.00           $   0.04


            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1997


                                                     LIMITED PARTNERS
                               ------------------------------------------------------
                                         CLASS A                        CLASS B              TOTAL
                               ----------------------------     ---------------------       PARTNERS'
                                 UNITS            AMOUNTS         UNITS       AMOUNTS        CAPITAL
                               ----------      ------------     ---------     -------     ------------

BALANCE, DECEMBER 31, 1995     19,635,965       $17,430,457      2,544,540       $0        $17,430,457

  Net income                            0           731,244              0        0            731,244
  Partnership distributions             0        (1,418,570)             0        0         (1,418,570)
                               ----------       -----------      ---------      --        -----------
BALANCE, DECEMBER 31, 1996     19,635,965       $16,743,131      2,544,540       $0        $16,743,131

  Net income                            0       $   139,822              0        0        $   139,822
                               ----------       -----------      ---------       --        -----------
BALANCE, JUNE 30, 1997         19,635,965       $16,882,953      2,544,540       $0        $16,882,953
                               ==========       ===========      =========       ==        ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                   June 30, 1997   June 30, 1996
                                                   --------------  --------------

Cash flows from operating activities:
 Net income                                         $ 139,822        $   492,874
  Adjustments to reconcile net earnings to
   net cash used by operating activities:
     Equity in income of joint ventures               (90,880)          (383,683)
     Depreciation                                      82,855             79,154
     Changes in assets and liabilities:
      Accounts receivable                              (7,809)             1,993
      Prepaids and other assets                         1,101              1,521
      Accounts payable                                  4,292             18,219
      Due to affiliates                                 6,731              3,745
                                                    ---------        -----------
       Net cash provided by
         operating activities                         136,112            213,823
                                                    ---------        -----------

  Cash flow from investing activities:
     Investment in joint ventures                    (532,855)                 0
     Distributions received from joint ventures       443,515            700,604
                                                    ---------        -----------
       Net cash (used in) provided by
         investing activities                         (89,340)           700,604

  Cash flow from financing activities:
     Partnership distribution paid                   (320,761)        (1,006,350)
                                                    ---------        -----------

Net decrease in cash and cash equivalents            (273,989)           (91,923)

Cash and cash equivalents, beginning of year          342,318            500,327
                                                    ---------        -----------

Cash and cash equivalents, end of period            $  68,329        $   408,404
                                                    =========        ===========

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

     The Partnership owns interests in properties directly and through equity ownership in the following joint ventures: (i) The Fund II - Fund III Joint Venture, (ii) The Fund II, III, VI and VII Joint Venture, and (iii) The Fund III - Fund IV Joint Venture.

     As of June 30, 1997, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by Fund III, (ii) the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

     Boeing began the move-in phase of its occupancy on April 15, 1997, and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW.

     As of June 30, 1996, the Partnership had contributed approximately $532,855, Wells Fund II had contributed approximately $197,461, and Wells Fund II-OW had contributed approximately $11,073 to the tenant improvements and outside broker commissions required. The ownership percentages in the Atrium have been adjusted as a result of these additional capital contributions, and as of June 30, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest of approximately 39%.

     For a description of other joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(3)  Legal Proceedings
     -----------------

     Litigation was instituted in the Superior Court of Gwinnett County, Georgia on January 13, 1997 against the Partnership, Wells Fund II, Wells Capital, Inc. and Leo F. Wells, III, who are the general partners of the Partnership and Wells Fund II, in connection with a request by a limited partner in the Partnership and Wells Fund II for a list of the names, addresses and ownership interests of the limited partners which to date the defendants have refused to furnish to the plaintiff. The case was styled Gramercy
                                                                    --------
     Park Investments L.P. v. Wells Real Estate Fund II, Wells Real Estate Fund
     --------------------------------------------------------------------------
     III, L.P., Wells Capital, Inc. and Leo F. Wells, III.  The plaintiff, which
     -----------------------------------------------------
     is a limited partner in both the Partnership and Wells Fund II, alleged that it was entitled to copies of the limited partner lists under applicable provisions of Georgia partnership law and the partnership agreements of the Partnership and Wells Fund II so that plaintiff could make an offer to purchase up to 4.9% of the partnership units in each fund. The plaintiff sought an order directing the defendants to furnish to the plaintiff a current list of the names, addresses and ownership interests of the limited partners in the Partnership and Wells Fund II, as well as an award of certain damages, including its costs and attorneys' fees and such other relief as the court would deem just and proper. On February 26, 1997, the Court denied the plaintiff's request for an immediate order requiring defendants to furnish the lists to the plaintiff and instead ordered expedited discovery to be completed by March 31, 1997. Ultimately, the Court secured an agreement between the plaintiff and defendant, which detailed the conditions and circumstances under which copies of limited partner lists would be made available for use by the plaintiff (via a third-party mailing service, as specified by the agreement) and conditions under which an offer would be made by the plaintiff to the limited partners. The agreement detailed time deadlines for actions by both the defendant and the plaintiff. The time deadline for the actual making of offers to the limited partners was not met by the plaintiff. As a result, the agreement appears to have been violated and is null and void. The list of investor names has been returned to the defendant by the third-party mailing service, and this legal attempt appears to be terminated at this time.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $396,660 for the six months ended June 30, 1997, as compared to $685,327 for the six months ended June 30,
     1996.   The decrease for 1997 as compared to 1996 was due to decreased income from joint ventures, primarily due to the vacancy at The Atrium.

     Expenses of the Partnership increased for 1997 compared to 1996, from $192,453 for the six months ended June 30, 1996, to $256,838 for the six months ended June 30, 1997. The increase in expenses was due primarily to increased operating costs during the second quarter of 1997 as compared to the same time period for 1996. This increase was offset partially by savings in Partnership administration expenses.

     Net cash provided by operating activities decreased from $213,823 in 1996 to $136,112 in 1997. The decrease was due primarily to increased expenses as discussed above. Cash and cash equivalents decreased from $(91,923) in 1996 to $(273,989). While the Partnership generally distributes cash available less reserves to the Limited Partners, as discussed previously, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease for The Atrium is estimated to be approximately $1,400,000, which is being funded out of cash which would otherwise be available for distribution to Limited Partners, along with reserves of the Partnership, Wells Fund II and Wells Fund II-OW.

     There were no cash distributions to Limited Partners holding Class A Units for the second quarter of 1997, as compared to distributions of $0.02 per Unit for the second quarter of 1996. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the six months ended June 30, 1997 and 1996. As set forth above, substantially all cash generated from the operations of properties owned by the Partnership in the first and second quarters of 1997 is being used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium. Limited Partners holding Class A Units should not expect cash distributions from the Partnership to commence again until at least the end of the third quarter ending September 30, 1997.

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                           Three Months Ended                  Six Months Ended
                                       -----------------------------    ----------------------------
                                       June 30, 1997   June 30, 1996    June 30, 1997  June 30, 1996
                                       -------------   -------------    -------------  -------------
Revenues:
   Rental income                          $147,935       $146,241          $295,612       $291,983

Expenses:
   Depreciation                             28,507         39,577            82,855         79,154
   Management & leasing expenses            41,428         18,254            37,615         35,822
   Other operating expenses                 25,917        (23,795)           81,111         16,010
                                          --------       --------          --------       --------
                                            95,852         34,036           201,581        130,986
                                          --------       --------          --------       --------

Net  income                               $ 52,083       $112,205          $ 94,031       $160,997
                                          ========       ========          ========       ========

Occupied %                                   100.0%          98.0%            100.0%          98.0%

Partnership Ownership %                      100.0%         100.0%            100.0%         100.0%

Cash generated to the Partnership         $ 95,477       $154,201          $180,940       $244,989

Net income allocated to the Partnership   $ 52,083       $112,205          $ 94,031       $160,997


Rental income remained relatively stable from 1996 to 1997. Operating expenses increased due to timing differences in the billing of the IBM tenant reimbursement. Prior year expenses were reimbursed in the second quarter of 1996, while IBM is making monthly estimated payments toward current year expenses.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                       -----------------------------    ----------------------------
                                       June 30, 1997   June 30, 1996    June 30, 1997  June 30, 1996
                                       -------------   -------------    -------------  -------------

Revenues:
   Rental income                         $ 189,696      $519,837          $ 189,696       $1,039,673
   Interest income                             100         7,632              2,617           15,318
                                         ---------      --------          ---------       ----------
                                           189,796       527,649            192,313        1,054,991
                                         ---------      --------          ---------       ----------
Expenses:
   Depreciation                            168,643       168,619            337,285          337,097
   Management & leasing expenses            29,010        35,690             29,010           71,380
   Other operating expenses                191,232       147,609            289,199          233,551
                                         ---------      --------          ---------       ----------
                                           388,885       351,918            655,494          642,028
                                         ---------      --------          ---------       ----------

Net (loss) income                        $(199,089)     $175,551          $(463,181)      $  412,963
                                         =========      ========          =========       ==========

Occupied %                                   100.0%        100.0%             100.0%           100.0%

Partnership Ownership %                      38.72%         34.4%             38.72%            34.4%

Cash generated to the Partnership        $       0      $140,164          $       0       $  294,141

Net (loss) income allocated to the
  Partnership                            $  (77,047)    $ 60,389          $(167,895)      $  142,059



Rental and interest income decreased for the three and six month periods ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to the lower rental rate being paid by Boeing, the new tenant, and the vacancy of the building for the first four and one-half months of 1997. Operating expenses increased for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to increased utility, repair, and maintenance expenses being paid with the leasing of the building to Boeing.

For details related to the recent leasing of the Atrium, please refer to the Condensed Notes to Financial Statements, (2) Investment in Joint Ventures.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                       -----------------------------    ----------------------------
                                       June 30, 1997   June 30, 1996    June 30, 1997  June 30, 1996
                                       -------------   -------------    -------------  -------------

Revenues:
   Rental income                          $56,187         $56,187          $112,731       $112,375
   Equity in income (loss) of joint
     venture                                7,498         (20,990)           18,355        (26,423)
                                          -------         -------          --------       --------
                                           63,685          35,197           131,086         85,952
Expenses:
  Depreciation                             13,503          13,503            27,006         27,006
  Management & leasing expenses             7,284           5,727            14,045         12,695
  Other operating expenses                 13,872          17,387            16,131         35,276
                                          -------         -------          --------       --------
                                           34,659          36,617            57,182         74,977
                                          -------         -------          --------       --------

Net income (loss)                         $29,026         $(1,420)         $ 73,904       $ 10,975
                                          =======         =======          ========       ========

Occupied %                                  100.0%          100.0%            100.0%         100.0%

Partnership Ownership %                     37.65%          59.04%            37.65%         59.04%

Cash distributed to the Partnership       $26,215         $21,982          $ 54,675       $ 39,118

Net income (loss) allocated to the
   Partnership                            $10,928         $  (885)         $ 27,825       $  6,843


Although rental income remained stable, total revenues increased for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture. Operating expenses decreased in 1997 compared to 1996 due primarily to the decrease in property tax reimbursements in 1996.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                       -----------------------------    ----------------------------
                                       June 30, 1997   June 30, 1996    June 30, 1997  June 30, 1996
                                       -------------   -------------    -------------  -------------

Revenues:
   Rental income                         $135,912        $ 43,754          $296,097       $ 53,175

Expenses:
   Depreciation                            69,982          77,822           136,112         83,942
   Management & leasing expenses           22,483           5,029            43,063          6,080
   Other operating expenses                13,633          28,894            43,940         47,733
                                         --------        --------          --------       --------
                                          106,098         111,745           223,115        137,755
                                         --------        --------          --------       --------

Net income (loss)                        $ 29,814        $(67,991)         $ 72,982       $(84,580)
                                         ========        ========          ========       ========

Occupied %                                   72.7%           20.9%             72.7%          20.9%

Partnership Ownership %                      9.50%          11.57%             9.50%         11.57%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*               $ 25,828        $      0          $ 53,324       $      0

Net income (loss) allocated to the
  Fund II-Fund II-OW Joint Venture*      $  7,498        $(20,990)         $ 18,355       $(26,423)

*The Partnership holds a 37.65% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet. Approximately 4,100 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 9,300 square feet.

As of June 30, 1997, ten tenants are occupying approximately 36,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses decreased for the three month period ended June 30, 1997, as compared to June 30, 1996, due to the billing of CAM reimbursements for prior periods in 1997. Increases in revenues, expenses and net income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, are due to increased occupancy at the property.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                       -----------------------------    ----------------------------
                                       June 30, 1997   June 30, 1996    June 30, 1997  June 30, 1996
                                       -------------   -------------    -------------  -------------
Revenues:
   Rental income                          $131,856        $131,856          $263,712       $263,712

Expenses:
   Depreciation                             49,056          49,053            98,112         98,106
   Management & leasing expenses             9,965           9,965            19,930         19,930
   Other operating expenses                    289           4,162             3,692          7,182
                                          --------        --------          --------       --------
                                            59,310          63,180           121,734        125,218
                                          --------        --------          --------       --------

Net income (loss)                         $ 72,546        $ 68,676          $141,978       $138,494
                                          ========        ========          ========       ========

Occupied %                                   100.0%          100.0%            100.0%         100.0%

Partnership Ownership %                      57.30%          57.30%            57.30%         57.30%

Cash distributed to the Partnership       $ 71,941        $ 68,307          $140,684       $135,826

Net income allocated to the
   Partnership                            $ 41,581        $ 39,362          $ 81,377       $ 79,380



Rental income remained constant for 1997 and 1996. Total expenses decreased in 1997 as compared to 1996, and accordingly, net income increased in 1997, as compared to 1996, due primarily to a decrease in the cost of property insurance.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------


                                           Three Months Ended                  Six Months Ended
                                       -----------------------------    ----------------------------
                                       June 30, 1997   June 30, 1996    June 30, 1997  June 30, 1996
                                       -------------   -------------    -------------  -------------
Revenues:
   Rental income                          $274,300       $269,887          $548,037       $538,342
   Interest income                           2,474          3,079             6,117          6,692
                                          --------       --------          --------       --------
                                           276,774        272,966           554,154        545,034
                                          --------       --------          --------       --------
Expenses:
   Depreciation                             84,747         84,748           169,494        169,496
   Management & leasing expenses            25,101         24,166            55,437         51,320
   Other operating expenses                 43,845          2,970            68,263         48,362
                                          --------       --------          --------       --------
                                           153,693        131,884           293,194        269,178
                                          --------       --------          --------       --------

Net (loss) income                         $123,081       $141,082          $260,960       $275,856
                                          ========       ========          ========       ========

Occupied %                                    93.0%          93.0%             93.0%          93.0%

Partnership Ownership %                      57.30%         57.30%            57.30%         57.30%

Cash generated to the Partnership         $122,863       $136,168          $256,230       $268,712

Net income allocated to the Partnership   $ 70,545       $ 80,863          $149,573       $158,111


Rental income increased for the three and six months ended June 30, 1997, as compared to the same periods in 1996, due to rental rate increases. Expenses of the property increased from $269,178 in 1996 to $293,194 in 1997 due primarily to timing differences in billing tenant expense reimbursements.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND III, L.P.
                                        (Registrant)
Dated:  August 8, 1997                  By:  /s/Leo F. Wells, III
                                             --------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc.