Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND III L P
filed 1997-11-12
CIK 838856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended               September 30, 1997             or
                               --------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________________________ to _____________________


Commission file number                          0-18407
                       ---------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                       58-1800833
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                      30092
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

Yes     X        No
      -----         -----

                                    Form 10-Q
                                    ---------

                        Wells Real Estate Fund III, L.P.
                        --------------------------------

                                      INDEX
                                      -----


                                                                                       Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - September 30, 1997
                    and December 31, 1996................................................. 3

                  Statements of Income for the Three Months and Nine Months
                    Ended September 30, 1997 and 1996..................................... 4

                  Statement of Partner's Capital for the
                    Nine Months Ended September 30, 1997
                    and the Year Ended December 31, 1996.................................. 5

                  Statements of Cash Flows for the Nine
                    Months Ended September 30, 1997 and 1996.............................. 6

                  Condensed Notes to Financial Statements................................. 7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations............................................................ 9

PART II. OTHER INFORMATION................................................................17


                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                            Assets                       September 30, 1997       December 31, 1996
                            ------                       ------------------       -----------------
Real estate, at cost:
   Land                                                    $     576,350           $     576,350
   Building and improvements, less accumulated
   depreciation of $735,734 in 1997 and $613,213
   in 1996                                                     2,829,867               2,965,388
                                                           -------------           -------------

         Total real estate                                     3,406,217               3,541,738
                                                           -------------           -------------

Cash and cash equivalents                                        173,207                 342,318
Investment in joint ventures (Note 2)                         13,078,995              12,926,074
Due from affiliates                                              309,342                 212,943
Accounts receivable                                               76,919                  67,790
Prepaid expenses and other assets                                 20,495                  24,100
                                                           -------------           -------------

         Total assets                                      $  17,065,175           $  17,114,963
                                                           =============           =============


               Liabilities and Partners' Capital
               ---------------------------------

Liabilities:
   Accounts payable                                        $       6,527           $      35,941
   Partnership distributions payable                             352,128                 324,495
   Due to affiliates                                               5,034                  11,396
                                                           -------------           -------------

         Total liabilities                                       363,689                 371,832
                                                           -------------           -------------

Partners' capital:
   General Partners                                                    0                       0
   Limited Partners:
     Class A - 19,635,965 units outstanding                   16,701,486              16,743,131
     Class B - 2,544,540 units outstanding                             0                       0
                                                           -------------           -------------

         Total partners' capital                              16,701,486              16,743,131
                                                           -------------           -------------

         Total liabilities and partners' capital           $  17,065,175           $  17,114,963
                                                           =============           =============


            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                   Three Months Ended                           Nine Months Ended
                                        ----------------------------------------     ---------------------------------------
                                        September 30, 1997    September 30, 1996     September 30, 1997    September 30,1996
                                        ------------------    ------------------     ------------------    -----------------
Revenues:
     Rental income                          $ 144,667             $ 147,242              $ 440,279             $ 439,225
     Equity in income of
       joint ventures (Note 3)                135,909               137,437                226,789               521,120
     Interest income                              606                 3,883                 10,774                13,544
                                            ---------             ---------              ---------             ---------
                                              281,182               288,562                677,842               973,889
                                            ---------             ---------              ---------             ---------

Expenses:
     Management and leasing
       fees                                    22,300                 9,376                 59,915                31,451
     Operating costs - rental
       property                                32,514                67,241                113,625                95,557
     Depreciation                              39,666                39,577                122,521               118,731
     Legal and Accounting                       7,522                (8,738)                30,196                13,606
     Computer costs                             2,981                   479                  7,938                 3,196
     Partnership administration                 7,728                11,503                 35,354                49,350
                                            ---------             ---------              ---------             ---------
                                              112,711               119,438                369,549               311,891
                                            ---------             ---------              ---------             ---------
Net income                                  $ 168,471             $ 169,124              $ 308,293             $ 661,998
                                            =========             =========              =========             =========

Net income allocated to
     General Partners                       $       0             $       0              $       0             $       0

Net income allocated to
     Class A Limited Partners               $ 168,471             $ 169,124              $ 308,293             $ 661,998

Net loss allocated to Class
     B Limited Partners                     $       0             $       0              $       0             $       0

Net income per Class A
     Limited Partner Unit                   $    0.01             $    0.01              $    0.02             $    0.03

Net loss per Class B Limited
     Partner Unit                           $       0             $       0              $       0             $       0

Cash distribution per Class A
     Limited Partner Unit                   $    0.02             $    0.02              $    0.02             $    0.06


            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


                                                           Limited Partners
                                       --------------------------------------------------------
                                                Class A                          Class B                  Total
                                       -----------------------           ----------------------         Partners'
                                       Units           Amounts           Units          Amounts          Capital
                                       -----           -------           -----          -------          -------
BALANCE, December 31, 1995          19,635,965     $  17,430,457       2,544,540     $           0    $ 17,430,457

   Net income                                0           731,244               0                 0         731,244
   Partnership distributions                 0        (1,418,570)              0                 0      (1,418,570)
                                   -----------     -------------      ----------     -------------    -------------
BALANCE, December 31, 1996          19,635,965        16,743,131       2,544,540                 0      16,743,131

   Net income                                0           308,293               0                 0         308,293
   Partnership distributions                 0          (349,938)              0                 0        (349,938)
                                   -----------     --------------     ----------     -------------    -------------
BALANCE, September 30, 1997         19,635,965     $  16,701,486       2,544,540     $           0    $ 16,701,486
                                   ===========     =============      ==========     =============    ============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                -----------------
                                                                  September 30, 1997         September 30, 1996
                                                                  ------------------         ------------------
Cash flows from operating activities:
   Net income                                                     $          308,293         $          661,998
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Equity in income of joint ventures                                   (226,789)                  (521,120)
       Depreciation                                                          122,521                    118,731
       Changes in assets and liabilities:
         Accounts receivable                                                  (9,129)                       256
         Prepaids and other assets                                             3,605                      2,992
         Accounts payable                                                    (16,414)                     5,374
         Due to affiliates                                                   (33,616)                     9,301
                                                                  ------------------         ------------------
           Net cash provided by operating activities                         148,471                    277,532
                                                                  ------------------         ------------------

Cash flow from investing activities:
   Investment in joint ventures                                             (659,810)                         0
   Distributions received from joint ventures                                664,533                  1,058,515
                                                                  ------------------         ------------------
           Net cash provided by investing activities                           4,723                  1,058,515

Cash flow from financing activities:
   Partnership distributions paid                                           (322,305)                (1,399,363)
                                                                  ------------------         ------------------

Net decrease in cash and cash equivalents                                   (169,111)                   (63,316)

Cash and cash equivalents, beginning of year                                 342,318                    500,327
                                                                  ------------------         ------------------

Cash and cash equivalents, end of period                          $          173,207         $          437,011
                                                                  ==================         ==================


           See accompanying condensed notes to financial statements.

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

         As of September 30, 1997, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by Fund III, (ii) The Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

         (b)  Basis of Presentation
         --------------------------

         The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

(2)      Investment in Joint Ventures
         ----------------------------

         As of September 30, 1997, the Partnership owned interests in six properties directly or through equity ownership in the joint venture described above. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

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

         The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. On March 3, 1997, a lease was signed with The Boeing Company for the entire Atrium Building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined based upon the current market rates. Upon 150 day prior written notice, Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. If this no-cause cancellation is exercised, Boeing would be required to pay unamortized, up-front tenant improvement costs. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

         Boeing began the move-in phase of its occupancy on April 15, 1997, and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW.

         As of September 30, 1997, the Partnership had contributed approximately $659,810, Wells Fund II had contributed approximately $387,752, and Wells Fund II-OW had contributed approximately $21,744 to fund the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of September 30, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest of approximately 39% in the Fund II - Fund III Joint Venture.

         For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -----------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

         The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, with the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

         Results in Operations and Changes in Financial Conditions
         ---------------------------------------------------------

         General
         -------

         As of September 30, 1997, the developed properties owned by the Partnership were 96.7% occupied, as compared to 72.27% occupied as of September 30, 1996. Gross revenues of the Partnership were $677,842 for the nine months ended September 30, 1997, as compared to $973,889 for the nine months ended September 30, 1996. The decrease for 1997 as compared to 1996 was due to decreased income from joint ventures, primarily due to the vacancy at The Atrium.

         Expenses of the Partnership increased from $311,891 for the nine months ended September 30, 1996, to $369,549 for the nine months ended September 30, 1997. The increase in expenses was due primarily to increased operating costs, management and lease fees and legal fees. This increase was offset partially by savings in Partnership administration expenses.

         Net cash provided by operating activities decreased from $277,532 in 1996 to $148,471 in 1997. The decrease was due primarily to increased expenses as discussed above. Net cash provided by investing activities decreased from $1,058,515 in 1996 to $4,723 in 1997, due to the new lease at The Atrium Building. As a result, cash and cash equivalents decreased from $437,011 in 1996 to $173,207.

         As set forth above, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium is estimated to be approximately $1,400,000, which is being funded from reserves of the Partnership, Wells Fund II and Wells Fund II-OW, along with cash flow from operations of the properties owned by such partnerships.

         The Partnership made cash distributions to the Limited Partners holding Class A Units of $.02 per Class A Unit for the three months ended September 30, 1997 and 1996. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the nine months ended September 30, 1997 and 1996. As set forth above, substantially all cash generated from the operations of properties owned by the Partnership in the first and second quarters of 1997 was used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium.

         The Partnership's distributions paid and payable through the third quarter of 1997 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

         The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------


                                           Three Months Ended                         Nine Months Ended
                               ----------------------------------------    ---------------------------------------
                               September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                               ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                    $  144,667            $  147,242            $  440,279           $  439,225
                                    ----------            ----------            ----------           ----------
Expenses:
   Depreciation                         39,667                39,577               122,522              118,731
   Management and leasing
     expenses                           22,300                21,995                59,915               57,817
   Other operating expenses             32,514                53,182               113,625               69,192
                                    ----------            ----------            ----------           ----------
                                        94,481               114,754               296,062              245,740
                                    ----------            ----------            ----------           ----------

Net income                          $   50,186            $   32,488            $  144,217           $  193,485
                                    ==========            ==========            ==========           ==========

Occupied %                                 100%                  100%                  100%                 100%

Partnership's Ownership %                  100%                  100%                  100%                 100%

Cash generated to the
   Partnership                      $   97,845            $   73,858            $  278,785           $  318,847

Net income allocated to the
   Partnership                      $   50,186            $   32,488            $  144,217           $  193,485


Rental income remained relatively stable from 1996 to 1997. Operating expenses increased for the nine months ended September 30, 1997, as compared to the same period in 1996, due to timing differences in the billing of the IBM tenant reimbursement. Prior year expenses were reimbursed in the second quarter of 1996, while IBM is making monthly estimated payments toward current year expenses.

Boeing at The Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------


                                               Three Months Ended                                 Nine Months Ended
                                 --------------------------------------------        --------------------------------------------
                                 September 30, 1997        September 30, 1996        September 30, 1997        September 30, 1996
                                 ------------------        ------------------        ------------------        ------------------
Revenues:
   Rental income                    $   367,536               $     8,909               $   557,232               $ 1,048,582
   Interest income                            0                     6,091                     2,617                    21,409
   Other income                           8,438                         0                     8,438                         0
                                    -----------               -----------               -----------               -----------
                                        375,974                    15,000                   568,287                 1,069,991
                                    -----------               -----------               -----------               -----------

Expenses:
   Depreciation                         216,666                   168,691                   553,951                   505,788
   Management and leasing
     expenses                            41,283                         0                    70,293                    71,380
   Other operating expenses             183,894                  (176,240)                  473,093                    57,310
                                    -----------               -----------               -----------               -----------
                                        441,843                    (7,549)                1,097,337                   634,478
                                    -----------               -----------               -----------               -----------

Net (loss) income                   $   (65,869)              $    22,549               $  (529,050)              $   435,513
                                    ===========               ===========               ===========               ===========

Occupied %                                  100%                        0%                      100%                        0%

Partnership's Ownership %                 38.72%                     62.1%                    38.72%                     62.1%

Cash distributions to the
   Partnership                      $    26,829               $         0               $    26,829               $   472,173

Net (loss) income allocated
   to the Partnership               $   (25,491)              $    14,792               $  (193,386)              $   285,696


Rental income decreased for the nine month period ended September 30, 1997, compared to the nine months ended September 30, 1996, due to the lower rental rate being paid by Boeing, the new tenant, and the vacancy of the building for the first four and one-half months of 1997. Other income increased for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, due to a one-time adjustment for unused credits on the original build out of The Atrium and a $5,000 reimbursement for the sale of office system components which were unusable by the new tenant. Operating expenses increased for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, due to increased utility, repair, and maintenance expenses being paid with the leasing of the building to Boeing.

For details related to the recent leasing of The Atrium, please refer to the Condensed Notes to Financial Statements, (2) Investment in Joint Ventures.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------


                                           Three Months Ended                             Nine Months Ended
                               -----------------------------------------      -----------------------------------------
                               September 30, 1997     September 30, 1996      September 30, 1997     September 30, 1996
                               ------------------     ------------------      ------------------     ------------------
Revenues:
   Rental income                    $  56,188              $  56,797               $ 168,919              $ 169,172
   Equity income (loss) of
     joint venture                      5,606                   (573)                 23,961                (26,996)
                                    ---------              ---------               ---------              ---------
                                       61,794                 56,224                 192,880                142,176
                                    ---------              ---------               ---------              ---------

Expenses:
   Depreciation                        13,503                 13,503                  40,509                 40,509
   Management and leasing
     expenses                           7,032                  7,483                  21,077                 20,178
   Other operating expenses             1,656                 13,665                  17,787                 48,941
                                    ---------              ---------               ---------              ---------
                                       22,191                 34,651                  79,373                109,628
                                    ---------              ---------               ---------              ---------

Net income                          $  39,603              $  21,573               $ 113,507              $  32,548
                                    =========              =========               =========              =========

Occupied %                                100%                   100%                    100%                   100%

Partnership's Ownership %               37.65%                 37.65%                  37.65%                 37.65%

Cash distributions  to the
   Partnership                      $  29,573              $  16,207               $  84,248              $  39,829

Net income allocated to the
   Partnership                      $  14,910              $   8,122               $  42,735              $  12,254


Although rental income remained relatively stable, total revenues increased for the three month and nine month periods ended September 30, 1997, as compared to the same periods in 1996, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture, as a result of increased occupancy at the Holcomb Bridge Road property. Operating expenses decreased in 1997 compared to 1996 due primarily to a decrease in property tax reimbursements in 1996.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------


                                            Three Months Ended                  Nine Months Ended       Six Months Ended
                                 -----------------------------------------      -----------------       ----------------
                                 September 30, 1997     September 30, 1996      September 30, 1997     September 30, 1996
                                 ------------------     ------------------      ------------------     ------------------
Revenues:
   Rental income                      $ 181,877              $  82,869               $ 477,974              $ 136,044

Expenses:
   Depreciation                          84,509                 54,939                 220,621                138,881
   Management and leasing
     expenses                            26,156                  8,530                  69,219                 14,610
   Other operating expenses              48,870                 22,279                  92,810                 70,012
                                      ---------              ---------               ---------              ---------
                                        159,535                 85,748                 382,650                223,503
                                      ---------              ---------               ---------              ---------

Net income (loss)                     $  22,342              $  (2,879)              $  95,324              $ (87,459)
                                      =========              =========               =========              =========

Occupied %                                 87.1%                  53.6%                   87.1%                  53.6%

Partnership's Ownership %
   in the Fund II-III-VI-VII
   Joint Venture                            9.4%                   9.5%                    9.4%                   9.5%

Cash distributed to the
   Fund II-Fund III Joint
   Venture                            $  23,826              $   7,022               $  77,150              $   7,022

Net income  (loss) allocated
   to the Fund II-Fund III Joint
   Venture                            $   5,606              $    (572)              $  23,961              $  26,995


In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet. Approximately 3,500 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 2,900 square feet.

As of September 30, 1997, thirteen tenants are occupying approximately 43,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses increased for the three month period ended September 30, 1997, as compared to September 30, 1996, due to increased occupancy at the property. Increases in revenues, expenses and net income for the nine months ended September 30, 1997, compared to the six months ended September 30, 1996, are also due to increased occupancy at the property.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------


                                           Three Months Ended                              Nine Months Ended
                               ------------------------------------------     -----------------------------------------
                               September 30, 1997      September 30, 1996     September 30, 1997     September 30, 1996
                               ------------------      ------------------     ------------------     ------------------
Revenues:
   Rental income                    $ 131,857               $ 131,857              $ 395,569              $ 395,569

Expenses:
   Depreciation                        49,056                  49,056                147,168                147,162
   Management and leasing
     expenses                          10,031                   9,965                 29,961                 29,895
   Other operating expenses            (2,183)                    708                  1,509                  7,890
                                    ---------               ---------              ---------              ---------
                                       56,904                  59,729                178,638                184,947
                                    ---------               ---------              ---------              ---------

Net income                          $  74,953               $  72,128              $ 216,931              $ 210,622
                                    =========               =========              =========              =========

Occupied %                                100%                    100%                   100%                   100%

Partnership's Ownership %                57.3%                   57.3%                  57.3%                  57.3%

Cash distribution to the
   Partnership                      $  72,477               $  69,214              $ 213,161              $ 205,040

Net income allocated to the
   Partnership                      $  42,961               $  41,341              $ 124,338              $ 120,721


Rental income remained constant for 1997 and 1996. Total expenses decreased in 1997, as compared to 1996, and accordingly, net income increased in 1997, as compared to 1996, due primarily to a decrease in the cost of property insurance.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------


                                             Three Months Ended                             Nine Months Ended
                               ------------------------------------------     -----------------------------------------
                               September 30, 1997      September 30, 1996     September 30, 1997     September 30, 1996
                               ------------------      ------------------     ------------------     ------------------
Revenues:
   Rental income                    $ 276,979               $ 271,532              $ 825,016              $ 809,874
   Interest income                      3,040                   3,526                  9,157                 10,218
                                    ---------               ---------              ---------              ---------
                                      280,019                 275,058                834,173                820,092

Expenses:
   Depreciation                        84,747                  84,747                254,241                254,243
   Management and leasing
     expenses                          25,648                  24,114                 81,085                 75,434
   Other operating expenses           (11,004)                 26,243                 57,259                 74,605
                                    ---------               ---------              ---------              ---------
                                       99,391                 135,104                392,585                404,282
                                    ---------               ---------              ---------              ---------

Net income                          $ 180,628               $ 139,954              $ 441,588              $ 415,810
                                    =========               =========              =========              =========

Occupied %                                 93%                     93%                    93%                    93%

Partnership's Ownership %                57.3%                   57.3%                  57.3%                  57.3%

Cash distributed to the
   Partnership                      $ 153,209               $ 135,507              $ 409,439              $ 404,219

Net income allocated to the
   Partnership                      $ 103,530               $  80,217              $ 253,103              $ 238,328


Rental income increased for the three and the nine months ended September 30, 1997, as compared to the same periods in 1996, due to lease renewals at increased rental rates. Expenses of the property decreased from $404,282 in 1996 to $392,585 in 1997 due primarily to timing differences in billing tenant expense reimbursements.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6(b). No reports on Form 8-K were filed during the third quarter of 1997.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND III, L.P.
                                       (Registrant)
Dated:  November 10, 1997              By:  /s/Leo F. Wells, III
                                          ----------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc.