Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND III L P
filed 1998-03-26
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

   For the fiscal year ended               December 31, 1997                 or
                             -----------------------------------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

   For the transition period                         to
                             -----------------------    -----------------------
   Commission file number       0-18407
                             ------------


                       Wells Real Estate Fund III, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Georgia                                     58-1800833
-------------------------------                ------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


3885 Holcomb Bridge Road, Norcross, Georgia               30992
-------------------------------------------        ---------------------
 (Address of principal  executive offices)              (Zip code)


Registrant's telephone number, including area code    (770) 449-7800
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                   Name of exchange on which registered
   -------------------                   ------------------------------------
          NONE                                            NONE
          ----                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                 CLASS A UNITS
                               ----------------
                               (Title of Class)

                                 CLASS B UNITS
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ----

                  Aggregate market value of the voting stock
                    held by non-affiliates:  Not Applicable
                                            ----------------

                                     PART I

ITEM 1.    BUSINESS
------     --------

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

On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on October 23, 1990, and received gross proceeds of $22,206,310 representing subscriptions from 2,700 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

The Partnership owns interests in properties directly and through equity ownership in the following joint ventures: (i) the Fund II - Fund III Joint Venture, (ii) the Fund II, III, VI and VII Joint Venture, and (iii) the Fund III
- Fund IV Joint Venture.

As of December 31, 1997, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) The Atrium, an office building in Houston, Texas, owned by the Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by the Fund II
- Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by the Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by the Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by the Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

EMPLOYEES
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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

ITEM 2.    PROPERTIES
------     ----------

The Partnership owns six properties directly or through its ownership in joint ventures of which three are office buildings, one a restaurant, one a retail building and one a retail/office project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 96.0% occupied, compared to 98.0% at December 31, 1996, 97.0% at December 31, 1995, 99.0% at December 31,
1994, and 99.0% at December 31, 1993.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                                          Partnership
                                                                            Share of                         Percentage of
                        Number of                        Annualized        Annualized      Percentage of         Total
Year of Lease             Leases       Square Feet    Gross Base Rent   Gross Base Rent     Total Square       Annualized
  Expiration            Expiring        Expiring           (1)               (1)          Feet Expiring     Gross Base Rent
----------------------------------------------------------------------------------------------------------------------------
  1998                      6             18,154           197,316           142,982              6.3%              4.7%
  1999                      6             11,843           156,049            55,452              4.1%              3.7%
  2000(2)                   3             50,793           686,498           327,625             17.8%             16.2%
  2001(3)                   5             32,767           664,891           488,389             11.5%             15.7%
  2002(4)                  17            166,436         2,413,416           924,447             58.2%             56.8%
  2003                      0                  0                 0                 0               .0%              0.0%
  2004                      0                  0                 0                 0               .0%              0.0%
  2005                      0                  0                 0                 0               .0%              0.0%
  2006                      1              5,935           122,294            11,496              2.1%              2.9%
  2007                      0                  0                 0                 0               .0%               .0%
----------------------------------------------------------------------------------------------------------------------------
                           38            285,928        $4,240,464        $1,950,391            100.0%            100.0%

------------
(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric.

(3) Expiration of IBM with 23,322 square feet at the Greenville Property and the Brookwood
     Grill with 7,440 square feet.

(4)  Expiration of Boeing at The Atrium with 119,040 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:


The Greenville Property/Fund III
--------------------------------

On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet. As of December 31, 1997, the Partnership had expended approximately $3,778,000 for the acquisition, development and construction of the Greenville Project.

The occupancy rate at the Greenville Property at year end was 92% in 1997, 100% in 1996, 1995, and 1994, and 95% in 1993.

The average effective annual rental per square foot at the Greenville Property was $16.66 for 1997, $17.40 for 1996, $17.01 for 1995, $16.73 for 1994, and
$16.74 for 1993.

Two tenants occupy ten percent or more of the rentable square footage - International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Team YASNY (McDonald's) a fast-food restaurant chain.

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

Team YASNY's original lease represented 3,122 rentable square feet. In 1994, Team YASNY expanded and increased their rentable space on additional 1,232 square feet for a total of 4,354 rentable square feet. The Team YASNY lease calls for an annual rent of $50,150 in 1995, $51,717 in 1996, and $53,200 in 1997. The Team YASNY lease expires March 31, 1998.


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

In April 1989, the Fund II - Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay" (the "Atrium").

The funds used by the Fund II - Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II - Fund III Joint Venture by the Fund II - Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1997, the Fund II - Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II - Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

The Atrium was first occupied in 1987 and contains approximately 119,000 net rentable square feet. Each floor of the Atrium was originally under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired on June 30, 1996, and upon which date Lockheed vacated the property.

On March 3, 1997, a lease was signed with The Boeing Company for the entire Atrium building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year
term will be determined based upon then current  market rates.   Upon 150 day
prior written notice, Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. If this no-cause cancellation is exercised, Boeing would be required to pay unamortized, up-front tenant improvement costs. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW. As of December 31, 1997, the Partnership had contributed approximately $659,810, Wells Fund II-OW had contributed approximately $21,744, Wells Fund II had contributed approximately $387,752, and Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of December 31, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest in The Atrium of approximately 61%, and the Partnership holds an equity interest of approximately 39% in the Atrium project.

The occupancy rate of the Atrium Property as of December 31, 1997 was 100%, in 1996 was 0% and 100% for 1993 through 1995. The average annual effective rate was $7.77 for 1997, $8.81 for 1996, and 17.47 for 1993 through 1995.


The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

On January 31, 1990, the Fund II - Fund II-OW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property"). The Fund II - Fund II-OW Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

On September 20, 1991, the Fund II - Fund II-OW Joint Venture contributed approximately 1.5 acres of the Holcomb Bridge Road Property (the "Brookwood Grill Property"), along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II - Fund III Joint Venture. As of September 20, 1991, the Fund II - Fund II-OW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Grill Property.

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This Roswell site, which opened early in March 1992, is the second location in the Atlanta area for what is anticipated as a southeastern chain of restaurants similar in concept to Houston's, Ruby Tuesday, and Friday's. This chain is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for Years 1 through 5, with a 15% increase for the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. The Fund II - Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate at year end for the Brookwood Grill, a sole tenant, was 100% for 1997, 1996, 1995, 1994, and 1993. The average effective annual rental per square foot at the Brookwood Grill is $30.26 for 1997, $30.29 for 1996, $30.21 for 1995, 1994 and 1993.

As of December 31, 1997, the Fund II - Fund II-OW Joint Venture and the Partnership had made total contributions to the Fund II - Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II - Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and the Partnership holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 acres of land comprising the Holcomb Bridge Road Property was contributed to a new joint venture, Fund II, III, VI and VII Associates by Fund II - Fund III Joint Venture. This property is described below.


Holcomb Bridge Road Property/Fund II, III, VI and VII Associates
----------------------------------------------------------------

On January 10, 1995, Fund II - Fund III Joint Venture, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fourteen tenants occupied the Holcomb Bridge Property as of December 31, 1997, for an occupancy rate of 94% at year end. The average effective annual rental per square foot was $13.71 for 1997 and $9.87 for 1996.

As of December 31, 1997, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,812,579 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,335,121 for an equity interest of approximately 48.9%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000, excluding land. It is anticipated that of the remaining cost of approximately $66,000 will be funded from reserves of Wells Fund VI and Wells Fund VII. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.


Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as General Partners, entered into a Joint Venture Agreement known as Fund III and Fund IV Associates (the "Fund III - Fund IV Joint Venture"). As set forth above, Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of the Joint Venture are substantially identical to those of the Partnership. The Partnership holds an approximate 57.3% equity interest in the Fund III - Fund IV Joint Venture which owns and operates a multi-tenant retail center and an office building described below. As of December 31, 1997, the Partnership had contributed $8,119,603 and Wells Fund IV had contributed $6,131,677 for total contributions of $14,251,280 to the Fund III - Fund IV Joint Venture for the acquisition and development of the two properties as described below.


The Stockbridge Village Shopping Center/Fund III and Fund IV Joint Venture
--------------------------------------------------------------------------

On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center ("Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is composed of 12 separate retail spaces and 3 free-standing buildings. The occupancy rate at year end for the Stockbridge Property was 93% in 1997, 1996 and 1995, 97% in 1994, and 95% in 1993. The average effective annual rental per square foot at the Stockbridge Property was $9.86 for 1997, $9.59 for 1996, $10.16 for 1995, $10.26 for 1994, and $9.13 for 1993.

As of December 31, 1997, the Partnership had contributed a total of $4,515,042 and Wells Fund IV had contributed a total of $5,047,132 to fund the total cost of approximately $9,562,000 for the acquisition and development of the Stockbridge Property.


The G.E. Building/Fund III - Fund IV Joint Venture
--------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III - Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period. The occupancy rate at year end for the G.E. Building was 100% for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1997, 1996, 1995, 1994, and 1993. As of December 31, 1997, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, Wells Fund IV contributed $1,084,545 and the Partnership contributed $3,604,561 to the Fund III - Fund IV Joint Venture.


ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

Litigation was instituted in the Superior Court of Gwinnett County, Georgia on January 13, 1997 against the Partnership, Wells Real Estate Fund II, L.P. ("Wells Fund II"), Wells Capital, Inc. and Leo F. Wells, II, who are the
general partners of the Partnership and Wells Fund II, in connection with a request by a limited partner in the Partnership and Wells Fund II for a list of the names, addresses and ownership interests of the limited partners which to date the defendants have refused to furnish to the plaintiff. The case is styled Gramercy Park Investments L.P. v. Wells Real Estate Fund II, Wells Real
       -----------------------------------------------------------------------
Estate Fund III, L.P., Wells Capital, Inc. and Leo F. Wells, III.  The
-----------------------------------------------------------------
plaintiff, which is a limited partner in both the Partnership and Wells Fund
II, alleged that it was entitled to copies of the limited partner lists under applicable provisions of Georgia partnership law and the partnership agreements of the Partnership and Wells Fund II so that plaintiff could make an offer to purchase up to 4.9% of the partnership units in each fund. The plaintiff sought an order directing the defendants to furnish to the plaintiff a current list of the names, addresses and ownership interests of the limited partners in the Partnership and Wells Fund II, as well as an award of certain damages, including its costs and attorneys' fees and such other relief as the court would deem just and proper. On February 26, 1997, the Court denied the plaintiff's request for an immediate order requiring defendants to furnish the lists to the plaintiff and instead ordered expedited discovery to be completed by March 31, 1997. Ultimately, the Court secured an agreement between the plaintiff and defendant, which detailed the conditions and circumstances under which copies of limited partner lists would be made available for use by the plaintiff (via a third-party mailing service, as specified by the agreement) and conditions under which an offer would be made by the plaintiff to the limited partners. The agreement detailed time deadlines for actions by both the defendant and the plaintiff. The time deadline for the actual making of offers to the limited partners was not met by the plaintiff. The list of investor names has been returned to the defendant by the third-party mailing service, and this legal proceeding appears to be terminated at this time.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY
------    ---------------------------------------------------
          HOLDER MATTERS
          --------------

As of February 28, 1998, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,319 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 202 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1997 to be $1.10 per unit based on market conditions existing in early December, 1997. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

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

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

                                        Per Class A     Per Class A     Per Class B
                                           Unit             Unit            Unit
 Distribution for      Total Cash       Investment       Return of       Return of
 Quarter Ended         Distributed        Income          Capital         Capital      General Partner
------------------------------------------------------------------------------------------------------
March 31, 1996           $392,719         $0.02            $0.00           $0.00            $0.00
June 30, 1996            $392,719         $0.02            $0.00           $0.00            $0.00
September 30, 1996       $312,517         $0.02            $0.00           $0.00            $0.00
December 31, 1996        $320,615         $0.01            $0.00           $0.00            $0.00
March 31, 1997           $      0         $0.00            $0.00           $0.00            $0.00
June 30, 1997            $      0         $0.00            $0.00           $0.00            $0.00
September 30, 1997       $349,938         $0.02            $0.00           $0.00            $0.00
December 31, 1997        $394,712         $0.02            $0.00           $0.00            $0.00

The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to the Limited Partners holding Class A units until February 1998. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1998 at a level at least comparable with 1997 cash distributions; however, there is no guarantee of this.


ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993:

                                  1997         1996           1995          1994            1993
------------------------------------------------------------------------------------------------------
Total Assets                  $16,791,667   $17,114,963   $18,059,571   $18,561,131     $19,006,762
Total Revenues                    850,058     1,155,615     1,587,267     1,572,895       1,528,968
Net Income                        385,224       731,244     1,143,704     1,130,464       1,087,637
Net Income allocated
 to  General Partners                   0             0        15,205             0               0
Net Income allocated
 to Class A Limited
 Partners                         385,224       731,244     1,104,316     1,608,929       1,625,405
Net Income (Loss)
 allocated to Class B
 Limited Partners                       0             0        24,183      (478,465)       (537,768)
Net Income
 per Class A Limited
 Partner Unit                         .02           .04           .06           .08             .08
Net Income (Loss) per
 Class B Limited
 Partner Unit                         .00           .00           .01          (.19)           (.21)
Cash Distributions to
 Investors--
 Investment Income
 Class A Units:                       .04           .07           .08           .08             .08
 Return of Capital
 Class A Units:                       .00           .00           .00           .00             .00
 Investment Income
 Class B Units:                       .00           .00           .00           .00             .00
 Return of Capital
 Class B Units:                       .00           .00           .08           .02             .00
Cash Distribution to
 General Partners                     .00           .00     15,205.00           .00             .00


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


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

GENERAL
-------

Gross revenues of the Partnership were $850,058 for the fiscal year ended December 31, 1997, as compared to $1,155,615 for the fiscal year ended December 31, 1996, and $1,587,267 for the fiscal year ended December 31, 1995. The decrease for 1997 over 1996 and 1995 is primarily due to the loss of income contributed from the Fund II - Fund III Joint Venture, due primarily to the termination of the Lockheed lease at The Atrium on June 30, 1996.

Expenses of the Partnership were $464,834 for the fiscal year ended December 31, 1997, as compared to $424,371 for the fiscal year ended December 31, 1996 and
$443,563 for the fiscal year ended December 31, 1995.    In 1997, operating
expenses increased over 1996 due primarily to timing differences in common area maintenance billings to tenants. In 1996, the increase in depreciation was offset by a decrease in operating expenses. Depreciation expenses increased from 1995 as compared to 1996 and 1997 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective October 1, 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Net income of the Partnership was $385,224 for the fiscal year ended December 31, 1997, as compared to $731,244 for the fiscal year ended December 31, 1996, and $1,143,704 for the fiscal year ended December 31, 1995. The decrease in net income for 1997 as compared to 1996 and 1995 is due primarily to the loss of rental income from the Joint Ventures and increased depreciation expenses in 1996 and 1997, as noted above.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.04 per unit for the fiscal year ended December 31, 1997, and $0.07 for 1996 and $0.08 for 1995. There were no cash distributions in 1997 and 1996 to the Limited Partners holding Class B Units; distributions were $0.08 per unit for fiscal year ended December 31, 1995. This distribution was a return of capital for the Class B Investors.

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


PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's ownership interest in the Greenville Property is 100%, Fund II - Fund III Joint Venture is 34% and Fund III - Fund IV Joint Venture is 57%.

As of December 31, 1997, the Partnership owned interests in the following properties:


The Greenville Property/Fund III
--------------------------------

                           For the Year Ended December 31
                           ------------------------------
                             1997       1996       1995
                           --------   --------   --------
Revenues:
 Rental Income             $571,555   $586,466   $581,016
 Other Income                     0          0      2,350
                           --------   --------   --------
                            571,555    586,466    583,366
Expenses:
 Depreciation               158,308    158,308    112,196
 Management and
  leasing expenses           71,075     85,366     72,694
Other operating expenses    145,667     99,334    179,581
                           --------   --------   --------
                            375,050    343,008    364,471
                           --------   --------   --------

Net income                 $196,505   $243,458   $218,895
                           ========   ========   ========

Occupied %                       92%       100%       100%
Partnership Ownership %         100%       100%       100%
Cash Generated to the
 Partnership               $380,298   $411,469   $340,569

Net Income Allocated to
 the Partnership           $196,505   $243,458   $218,895

Rental income decreased due to an expiration of a lease in 1997 as compared to 1996 and 1995. Expenses of the Greenville Property remained relatively stable for the three year period. The increase in depreciation expenses in 1997 and 1996 as compared to 1995 was the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". The fluctuation in other operating expenses was due primarily to timing differences in CAM billings to tenants.

The real estate taxes were $27,945 for 1997, $27,479 for 1996 and $27,692 for 1995.

The Partnership's ownership percentage remained constant at 100% for 1997, 1996 and 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

                               For the Year Ended December 31
                           -------------------------------------
                               1997         1996         1995
                           -----------   ----------   ----------
Revenues:
 Rental Income             $   924,769   $1,048,583   $2,079,345
 Interest Income                 2,617       24,188       29,965
 Other Income                    8,638            0            0
                           -----------   ----------   ----------
                               936,024    1,072,771    2,109,310
Expenses:
 Depreciation                  795,829      674,479      517,507
 Management and
  leasing expenses             111,576       71,381      142,761
Other operating
  expenses                     841,456      158,405      451,362
                           -----------   ----------   ----------
                             1,748,861      904,265    1,111,630

Net (loss) income          $  (812,837)  $  168,506   $  997,680
                           ===========   ==========   ==========

Occupied %                      100.00%        0.00%      100.00%
Partnership Ownership %          38.72%       34.40%       34.40%
Cash distributed to the
 Partnership               $    85,283   $  209,185   $  589,206

Net (loss) income allocated
 Partnership               $  (303,212)  $   57,966   $  343,202

Rental revenue decreased from $1,048,583 in 1996 to $924,768 in 1997 and from $2,079,345 in 1995 due to the terminations of the Lockheed lease as of June 30, 1996. Interest income decreased in 1997, compared to 1996 due to the decrease in rent revenue being paid by Boeing, and the funding of operating expenses from investment accounts during the vacancy of the Atrium. Other income increased in 1997 due to a one-time adjustment for unused credits on the original build out of The Atrium and a $5,000 reimbursement for the sale of office system components which were unusable by the new tenant. Depreciation and management and leasing expenses and other operating expenses have increased in 1997 compared to 1996 due to the depreciation of tenant improvements made for the Boeing Company and amortization of the leasing commission paid to acquire the Boeing lease. Other operating expenses have increased in 1997 compared to 1996 due to a $181,684 expense for asset retirements and a decrease in reimbursements of operating expenses. Depreciation expenses increased in 1997 and 1996 as compared to 1995 due the change in estimated useful lives which was made beginning in fourth quarter of 1995. Management and leasing fees decreased in 1996 compared to 1995 due to the decrease in rental income for the last six months of 1996. Other operating expenses decreased from $451,362 in 1995 to $158,405 in 1996 primarily due to vacancy of the Atrium for the last six months of the year.

The real estate taxes were $140,366 for 1997, $150,105 for 1996, and $182,687 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.





            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

                                    For the Year Ended December 31
                                    ------------------------------
                                      1997       1996       1995
                                    --------   --------   --------
Revenues:
 Rental Income                      $225,106   $225,359   $230,316
 Equity in Income (Loss)
  of Joint Venture                    27,213    (19,378)         0
                                    --------   --------   --------
                                     252,319    205,981    230,316
Expenses:
 Depreciation                         54,014     54,014     63,446
 Management and
  leasing expenses                    28,464     27,004     29,351
 Other operating expenses             23,887    109,478     45,175
                                    --------   --------   --------
                                     106,365    190,496    137,972
                                    --------   --------   --------

Net income                          $145,954   $ 15,485   $ 92,344
                                    ========   ========   ========

Occupied %                            100.00%    100.00%    100.00%
Partnership Ownership % in the
 Fund II  Fund III Joint Venture       38.00%     38.00%     38.00%
Cash distributed to the
 Partnership                        $115,125   $ 40,154   $ 58,009

Income allocated to the
 Partnership                        $ 54,952   $  5,830   $ 34,767


Rental income remained stable in 1997 and 1996, and decreased from 1995 to 1996 due to a decrease in billing of administrative fees which were classified as other rental income in 1995. Equity in income of the II, III, VI and VII Joint Venture increased substantially from 1996 to 1997 due to the increased occupancy at the Holcomb Bridge Road Property. Depreciation, management and leasing expenses were stable for 1997 and 1996. Although there was a change in useful lives of assets from 40 years to 25 years in the fourth quarter of 1995, depreciation expense decreased in 1996, compared to 1995, due to the contribution of land improvements by the Fund II Fund III Joint Venture to the Holcomb Bridge Road Property. Other operating expenses decreased in 1997, compared to 1996, due to an increase in expense reimbursements from tenant, adjustments to property taxes for prior year, and a decrease in administrative expenses in 1997. Other operating expenses increased in 1996 compared to 1995 due to decreased property tax reimbursements from tenants, and a reimbursement to the tenant in first quarter, 1996, of administrative charges paid in 1995. Net income increased in 1997 compared to 1996 and decreased in 1996 compared to 1995 due to the reasons cited in the discussion above.

Real estate taxes were $25,771 for 1997, $33,494 for 1996, and $39,668 for 1995.


The Stockbridge Village Shopping Center/Fund III - Fund IV Joint Venture
------------------------------------------------------------------------

                                       For the Year Ended December 31
                                    ------------------------------------
                                       1997         1996         1995
                                    ----------   ----------   ----------
Revenues:
 Rental Income                      $1,113,238   $1,082,428   $1,148,600
 Interest Income                        12,308       13,024       15,482
                                    ----------   ----------   ----------
                                     1,125,546    1,095,452    1,164,082

Expenses:
 Depreciation                          338,989      338,989      249,689
 Management and
  leasing expenses                     107,578       98,442      105,251
 Other operating expenses               68,797       90,187      101,047
                                    ----------   ----------   ----------
                                       515,364      527,618      455,987
                                    ----------   ----------   ----------

Net income                          $  610,182   $  567,834   $  708,095
                                    ==========   ==========   ==========

Occupied %                                  93%          93%          93%
Partnership Ownership % in the
 Fund III  Fund IV Joint Venture          57.3%        57.3%        57.3%
Cash Generated to the
 Partnership                        $  560,166   $  546,625   $  605,097
Net Income Allocated to
 the Partnership                    $  349,736   $  325,463   $  405,856


Rental income increased to $1,113,238 for 1997 as compared to $1,082,428 in 1996 due primarily to increased rental rates but decreased from $1,148,600 in 1995 due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet in the fourth quarter of 1995. Expenses of the property varied from $455,987 in 1995 to $527,618 in 1996 and $515,364 in 1997 due
primarily to the increase in depreciation expenses which became effective in the fourth quarter of 1995 as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". Other operating expenses decreased in 1997 as compared to 1996 due primarily to savings in painting expense. Net income of the property varied from $610,182 for 1997 as compared to $567,834 for 1996 and $708,095 for 1995 due primarily to increased depreciation expenses and increased rental income, as discussed above.

Real estate taxes were $98,138 for 1997, $104,795 for 1996, and $120,899 for
1995.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 57.3% for 1997, 1996 and 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


The G.E. Building/Fund III and Fund IV Joint Venture
----------------------------------------------------

                                    For the Year Ended December 31
                                    ------------------------------
                                      1997       1996       1995
                                    --------   --------   --------
Revenues:
 Rental Income                      $527,425   $527,425   $527,425

Expenses:
 Depreciation                        196,220    196,220    132,727
 Management and
  leasing expenses                    38,435     39,860     39,821
 Other operating expenses              3,708      8,731      9,313
                                    --------   --------   --------
                                     238,363    244,811    181,861
                                    --------   --------   --------

Net income                          $289,062   $282,614   $345,564
                                    ========   ========   ========

Occupied %                               100%       100%       100%
Partnership Ownership % in the
 Fund III  Fund IV Joint Venture        57.3%      57.3%      57.3%
Cash Generated to the
 Partnership                        $284,890   $275,251   $253,847
Net Income Allocated to the
 Partnership                        $165,680   $161,985   $198,065


Rental income remained constant for 1997, 1996, and 1995. Total expenses decreased to $238,363 in 1997 from $244,811 in 1996 but increased from $181,861 in 1995. During 1995, there was an increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions."

Due primarily to increased depreciation expenses in 1997 and 1996, as compared to 1995, net income decreased to $289,062 in 1997 and $282,614 in 1996, as compared to $345,564 in 1995.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 57.3% for 1997, 1996, and 1995.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                        For the Year Ended    Nine Months Ended
                                        December 31, 1997     December 31, 1996
                                        ------------------    -----------------
Revenues:
  Rental income                              $679,268            $255,062

Expenses:
  Depreciation                                325,974             181,798
  Management & leasing expenses                48,962              28,832
  Other operating expenses                    195,567             101,600
                                             --------            --------
                                              570,503             312,230
                                             --------            --------

Net income (loss)                            $108,765            $(57,168)
                                             ========            ========

Occupied %                                      94.12%              62.90%

Partnership's Ownership % in the
   Fund II, III, VI, VII Joint Venture*          9.10%               9.50%

Cash distribution to the
  Fund II - Fund III Joint Venture*          $109,242            $ 19,494

Net income (loss) allocated to the
  Fund II - Fund III Joint Venture*          $ 27,213            $(19,378)

* The Partnership holds a 34% ownership in the Fund II - Fund III Joint
  Venture.

Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the prior years are not available.

In January, 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at the Holcomb Bridge Road Property to the Fund II, III, VI, VII Joint Venture. Development has been substantially completed on two buildings containing a total of approximately 49,500 square feet. As of December 31, 1997, fourteen tenants occupied approximately 46,600 square feet of space in the retail and office building under leases of varying lengths.

As of December 31, 1997, the Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,812,579 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,335,121 for an equity interest of approximately 48.9% in the Fund II, III, VI, VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000, excluding land. It is currently anticipated that approximately $66,000 will be required to complete the development of the Holcomb Bridge Road Project, which amounts are anticipated to be funded by additional capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient funds for this purpose.

Real estate taxes were $85,230 for 1997 and $37,191 for 1996.

The Partnership's ownership percentage in the Holcomb Bridge Road Property was 9.1% in 1997 and 9.5% in 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During its offering, which terminated on October 23, 1990, the Partnership raised a total of $22,206,310 in capital through the sale of 22,206,310 Units. No additional Units will be sold by the Partnership. From the original funds raised, the Partnership has invested a total of $17,765,137 in properties, paid $1,554,442 in acquisition and advisory fees, $2,664,668 in selling commissions and organization and offering expenses, and is maintaining a working capital reserve of $162,072.

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund a portion of the tenant improvements at The Atrium, the General Partners have used $60,000 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. It is anticipated that future rental revenues associated with the Boeing lease will be allocated to restore the Partnership's minimum working capital reserve levels over time in the future.

The Partnership's net cash provided by operating activities decreased in 1997 to $264,289 from $359,388 in 1996 and $290,354 in 1995. The decrease in 1997 was due to a decrease in net income, primarily due to increased operating costs and decreased payables due at year-end.

Cash and cash equivalents decreased in 1997 as compared to 1996 but increased as compared to 1995 levels.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. No cash distributions were paid to Class B Unit holders for 1997. The Partnership expects to meet liquidity, and budget demands through cash flow from operations.

The Partnership is unaware of any demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership is not obligated to provide any additional funding on the Holcomb Bridge Road Property. Additional funding for the Holcomb Bridge Road Property is anticipated to be provided by capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient funds for this purpose.


Inflation
---------

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursements of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.



                                    PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP
-------     -----------------------------------

Wells Capital, Inc.  Wells Capital, Inc. ("Capital") is a Georgia corporation
------------------
formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-------     -----------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997:

                ( A )                                          ( B )                                   ( C )
Name of Individual or Number in Group      Capacities in which served Form of Compensation       Cash Compensation
--------------------------------------------------------------------------------------------------------------------
Wells Management Company, Inc.             Property Manager-Management and Leasing                  $194,174 (1)
                                           Fees

Wells Capital, Inc.                        General Partner  Partnership
                                           Cash Flow Distributions                                       -0-

Leo F. Wells, III                          General Partner  Partnership
                                           Cash Flow Distributions                                       -0-

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------     --------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998:

                                  (2)                        (3)
        (1)                Name and Address of         Amount and Nature of                (4)
  Title of Class            Beneficial Owner           Beneficial Ownership          Percent of Class
------------------         -------------------         --------------------          ----------------
  Class A Units             Leo F. Wells, III           11,158.79 Units                 Less than 1%
                                                          (IRA, 401 (k) and
                                                           Profit Sharing)

  Class B Units             Leo F. Wells, III            1,750.00 Units                 Less than 1%
                                                          (401 (k))

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------        ----------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 1997, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

PROPERTY MANAGEMENT AND LEASING FEES
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 1997, Wells Management Company, Inc. received $194,174 in management and leasing fees. In no event will such fees exceed the sum of
(i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1997, no real estate commissions were paid to the General Partners.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
-------   --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a) 1. The Financial Statements are contained on pageS F-2 through F-32 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998.

                                       WELLS REAL ESTATE FUND III
                                       (Registrant)


                                       By: /S/ Leo F. Wells, III
                                           ---------------------
                                           LEO F. WELLS, III
                                           Individual General Partner and as
                                           President and Chief Financial Officer
                                           of Wells Capital, Inc., the Corporate
                                           General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                Title
---------                -----

/S/ Leo F. Wells, III    Individual General Partner, President    March 17, 1998
---------------------    and Sole Director of Wells Capital,
    Leo F. Wells, III    Inc., the Corporate General Partner



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

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS



FINANCIAL STATEMENTS                                         PAGE
--------------------                                         ----

Independent Auditors' Reports                                 F2

Balance Sheets as of December 31, 1997 and 1996               F3

Statements of Income for the Years ended
  December 31, 1997, 1996, and 1995                           F4

Statements of Partners' Capital for the Years ended
  December 31, 1997, 1996, and 1995                           F5

Statements of Cash Flows for the Years ended
  December 31, 1997, 1996, and 1995                           F6

Notes to Financial Statements for December 31, 1997,
  1996, and 1995                                              F7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND III, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on those financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                              1997               1996
                                                                         ------------        -----------
REAL ESTATE ASSETS, AT COST:
  Land                                                                     $   576,350        $   576,350
  Building and improvements, less accumulated depreciation of
     $771,521 and $613,213 at December 31, 1997 and 1996,
     respectively                                                            2,794,080          2,952,388
  Construction in progress                                                           0             13,000
                                                                           -----------        -----------
        Total real estate assets                                             3,370,430          3,541,738

INVESTMENT IN JOINT VENTURES                                                12,807,576         12,926,074

CASH AND CASH EQUIVALENTS                                                      216,961            342,318

DUE FROM AFFILIATES                                                            316,089            212,943

ACCOUNTS RECEIVABLE                                                             62,621             67,790

PREPAID EXPENSES AND OTHER ASSETS                                               17,990             24,100
                                                                           -----------        -----------
       Total assets                                                        $16,791,667        $17,114,963
                                                                           ===========        ===========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                                    $     7,535        $    35,941
  Partnership distributions payable                                            396,991            324,495
  Due to affiliates                                                              3,436             11,396
                                                                           -----------        -----------
        Total liabilities                                                      407,962            371,832
                                                                           -----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
    Class A                                                                 16,383,705         16,743,131
    Class B                                                                          0                  0
                                                                           -----------        -----------
        Total partners' capital                                             16,383,705         16,743,131
                                                                           -----------        -----------
        Total liabilities and partners' capital                            $16,791,667        $17,114,963
                                                                           ===========        ===========



      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                               1997              1996             1995
                                                             --------         ----------       ----------
REVENUES:
 Rental income                                               $571,555         $  586,466       $  581,016
 Equity in income of joint ventures                           267,156            551,244          981,890
 Interest income                                               11,347             17,905           22,011
 Other income                                                       0                  0            2,350
                                                             --------         ----------       ----------
                                                              850,058          1,155,615        1,587,267
                                                             --------         ----------       ----------
EXPENSES:
 Depreciation and amortization                                158,308            158,308          112,196
 Operating costs, net of reimbursements--rental property
                                                              125,810             73,206          179,581
 Partnership administration                                    57,312             70,005           56,256
 Lease acquisition costs                                        5,022             44,867           34,981
 Management and leasing fees                                   66,053             40,499           37,713
 Legal and accounting                                          42,562             32,332           16,984
 Computer costs                                                 9,767              5,154            5,852
                                                             --------         ----------       ----------
                                                              464,834            424,371          443,563
                                                             --------         ----------       ----------
NET INCOME                                                   $385,224         $  731,244       $1,143,704
                                                             ========         ==========       ==========
NET INCOME ALLOCATED TO GENERAL PARTNERS                     $      0         $        0       $   15,205
                                                             ========         ==========       ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS             $385,224         $  731,244       $1,104,316
                                                             ========         ==========       ==========
NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS             $      0         $        0       $   24,183
                                                             ========         ==========       ==========
NET INCOME PER CLASS A LIMITED PARTNER UNIT                  $   0.02         $     0.04       $     0.06
                                                             ========         ==========       ==========
NET INCOME PER CLASS B LIMITED PARTNER UNIT                  $   0.00         $     0.00       $     0.01
                                                             ========         ==========       ==========
CASH DISTRIBUTION TO GENERAL PARTNERS                        $      0         $        0       $   15,205
                                                             ========         ==========       ==========
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT           $   0.04         $     0.07       $     0.08
                                                             ========         ==========       ==========
CASH DISTRIBUTION PER CLASS B LIMITED PARTNER UNIT           $   0.00         $     0.00       $     0.08
                                                             ========         ==========       ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                           LIMITED  PARTNERS
                                            ----------------------------------------------
                                                     CLASS A                CLASS B                        TOTAL
                                            ----------------------------------------------   GENERAL      PARTNERS'
                                               UNITS       AMOUNT       UNITS      AMOUNT    PARTNERS     CAPITAL
                                            ----------  -----------   ---------  ---------   --------   -----------
BALANCE, DECEMBER 31, 1994                  19,635,965  $17,897,016   2,544,540  $ 179,381   $      0   $18,076,397

   Net income                                        0    1,104,316           0     24,183     15,205     1,143,704
   Partnership distributions                         0   (1,570,875)          0   (203,564)   (15,205)   (1,789,644)
                                            ----------  -----------   ---------  ---------   --------   -----------
BALANCE, DECEMBER 31, 1995                  19,635,965   17,430,457   2,544,540          0          0    17,430,457

   Net income                                        0      731,244           0          0          0       731,244
   Partnership distributions                         0   (1,418,570)          0          0          0    (1,418,570)
                                            ----------  -----------   ---------  ---------   --------   -----------
BALANCE, DECEMBER 31, 1996                  19,635,965   16,743,131   2,544,540          0          0    16,743,131

   Net income                                        0      385,224           0          0          0       385,224
   Partnership distributions                         0     (744,650)          0          0          0      (744,650)
                                            ----------  -----------   ---------  ---------   --------   -----------
BALANCE, DECEMBER 31, 1997                  19,635,965  $16,383,705   2,544,540  $       0   $      0   $16,383,705
                                            ==========  ===========   =========  =========   ========   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                          1997              1996               1995
                                                                        ---------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $ 385,224        $   731,244        $ 1,143,704
                                                                        ---------        -----------        -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint ventures                                  (267,156)          (551,244)          (981,890)
     Depreciation and amortization                                        158,308            158,308            112,196
     Changes in assets and liabilities:
       Accounts receivable                                                  5,169             (6,949)            24,955
       Prepaid expenses and other assets                                    6,110              4,996              5,929
       Accounts payable and accrued expenses                              (15,406)            17,906            (14,101)
       Due to affiliates                                                   (7,960)             5,127               (439)
                                                                        ---------        -----------        -----------
         Total adjustments                                                120,935           (371,856)          (853,350)
                                                                        ---------        -----------        -----------
         Net cash provided by operating activities                        264,289            359,388            290,354
                                                                        ---------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                            (659,810)                 0                  0
 Distributions received from joint ventures                               942,318          1,194,488          1,522,447
                                                                        ---------        -----------        -----------
         Net cash provided by investing activities                        282,508          1,194,488          1,522,447
                                                                        ---------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings             (267,191)          (170,157)                 0
 Distributions to partners from accumulated earnings                     (404,963)        (1,541,728)        (1,630,724)
                                                                        ---------        -----------        -----------
         Net cash used in financing activities                           (672,154)        (1,711,885)        (1,630,724)
                                                                        ---------        -----------        -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (125,357)          (158,009)           182,077
                                                                        ---------        -----------        -----------

CASH AND CASH EQUIVALENTS, beginning of year                              342,318            500,327            318,250
                                                                        ---------        -----------        -----------
CASH AND CASH EQUIVALENTS, end of year                                  $ 216,961        $   342,318        $   500,327
                                                                        =========        ===========        ===========


        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1997, 1996, AND 1995

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BUSINESS

   Wells Real Estate Fund III, L.P. (the "Partnership") is a public limited partnership organized on July 31, 1988, under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership directly owns an office building in Greenville, North Carolina. In addition, the Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) The Atrium of Nassau Bay ("The Atrium"), a four-story office building located in metropolitan Houston, Texas, (ii) the Brookwood Grill, a restaurant located in Roswell, Georgia, (iii) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (iv) the G.E. Lighting National Customer Center, a two-story office building located in Richmond, Virginia, and (v) an office/retail center in Roswell, Georgia.

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective share of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received an 8% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received an 8% per annum return on their adjusted capital contributions, as defined. If any cash available for distribution remains, the general partners receive an amount equal to 10% of total net cash from operations distributed. Thereafter, amounts are distributed 10% to the general partners and 90% to the limited partners.

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

        . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

        . To all the general partners until they have received 100% of their capital contributions, as defined

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

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable, (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   REAL ESTATE ASSETS

   Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 , "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Partnership and the entities in which it holds a joint venture interest adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1997.

   Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective

   October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, directly and through its ownership interest in joint ventures, of increasing depreciation expense approximately $61,167 in the fourth quarter of 1995 and $261,953 and $320,502 in the years ended December 31, 1996 and 1997, respectively.

   REVENUE RECOGNITION

   All leases on real estate assets held by the Partnership are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

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

   PER UNIT DATA

   Net income per unit with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995 is computed based on the number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain prior year items have been reclassified to conform with current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed for the fourth quarters of 1997 and 1996, respectively, as follows:

                                                           1997           1996
                                                         --------       --------
        Fund III and IV Associates                       $226,757       $212,618
        Fund II and III Associates--The Atrium             58,454              0
        Fund II and III Associates--Brookwood Grill        30,878            325
                                                         --------       --------
                                                         $316,089       $212,943
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

   The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, of $194,174, $189,023, and $204,671 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

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

 3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in the joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                                                1997                          1996
                                                    -------------------------       -------------------------
                                                       AMOUNT         PERCENT          Amount         Percent
                                                    -----------       -------       -----------       -------
Fund III and IV Associates                          $ 7,570,298           57%       $ 7,899,938           57%
Fund II and III Associates-- The Atrium               3,935,261           39          3,663,946           34
Fund II and III Associates-- Brookwood Grill          1,302,017           38          1,362,190           38
                                                    -----------                     -----------
                                                    $12,807,576                     $12,926,074
                                                    ===========                     ===========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1997 and 1996:

                                                              1997               1996
                                                          -----------        -----------
Investment in joint ventures, beginning of year           $12,926,074        $13,446,045
 Equity in income of joint ventures                           267,156            551,244
 Contributions to joint ventures                              659,810                  0
 Distributions from joint ventures                         (1,045,464)        (1,071,215)
                                                          -----------        -----------
Investment in joint ventures, end of year                 $12,807,576        $12,926,074
                                                          ===========        ===========

   FUND II AND III ASSOCIATES


   On April 3, 1989, the Partnership entered into a joint venture agreement with the Fund II and II-OW joint venture The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, the Fund II and II-OW joint venture contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8 acre tract of land. A restaurant was developed on 1.3 acres and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.6 acres of the 880 Property were transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,608,215 and $1,690,244 at December 31, 1997 and 1996, respectively, which represented a 24% and 25% interest, respectively.

   The Atrium was fully occupied from inception through June 1996, at which time the previous tenant's lease expired. In March 1997, a lease was signed with a new tenant for the entire building and the new tenant began paying rent in May 1997. The lease term is for five years with an option to renew for an additional is exercised, the tenant would be required to pay unamortized, up-front tenant improvement costs. The cost of completing the required tenant improvements and outside broker commissions was funded out of reserves and contributions by the Partnership and Fund II and II-OW.

   Following are the financial statements for Fund II and III Associates--The
   Atrium:

                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                  1997              1996
                                                              -----------       -----------
Real estate assets, at cost:
 Land                                                         $ 1,504,743       $ 1,504,743
 Building and improvements, less accumulated
   depreciation of $4,567,184 in 1997 and $3,852,396
   in 1996                                                      8,804,839         8,816,719
 Construction in progress                                               0            33,477
                                                              -----------       -----------
       Total real estate assets                                10,309,582        10,354,939
Cash and cash equivalents                                         281,285           448,112
Accounts receivable                                                18,950                 0
Prepaid expenses and other assets                                 392,633            35,216
                                                              -----------       -----------
       Total assets                                           $11,002,450       $10,838,267
                                                              ===========       ===========

            Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                             $   151,366       $   188,760
 Partnership distributions payable                                151,044                 0
 Due to affiliates                                                  3,829                 0
                                                              -----------       -----------
       Total liabilities                                          306,239           188,760
                                                              -----------       -----------
Partners' capital:
 Fund II and II-OW                                              6,760,950         6,985,561
 Wells Real Estate Fund III                                     3,935,261         3,663,946
                                                              -----------       -----------
       Total partners' capital                                 10,696,211        10,649,507
                                                              -----------       -----------
       Total liabilities and partners' capital                $11,002,450       $10,838,267
                                                              ===========       ===========

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF (LOSS) INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                             1997        1996        1995
                                           ---------   --------    ---------
Revenues:
 Rental income                             $  924,769  $1,048,583  $2,079,345
 Interest income                                2,617      24,188      29,965
 Other income                                   8,638           0           0
                                            ---------  ----------  ----------
                                              936,024   1,072,771   2,109,310
                                            ---------  ----------  ----------
Expenses:
 Depreciation                                 795,829     674,479     517,507
 Operating costs, net of reimbursements       614,932      85,183     419,152
 Management and leasing fees                   55,486      71,381     142,761
 Property administration                       27,325      59,934      23,077
 Legal and accounting                          17,408      11,878       7,384
 Computer costs                                   107       1,410       1,749
 Lease acquisition costs                       56,090           0           0
 Loss on real estate assets                   181,684           0           0
                                           ----------  ----------  ----------
                                            1,748,861     904,265   1,111,630
                                           ----------  ----------  ----------
Net (loss) income                          $ (812,837) $  168,506  $  997,680
                                           ==========  ==========  ==========
Net (loss) income allocated to
  Fund II and II-OW                        $ (509,625) $  110,540  $  654,478
                                           ==========  ==========  ==========
Net (loss) income allocated to Wells
  Real Estate Fund III                     $ (303,212) $   57,966  $  343,202
                                           ==========  ==========  ==========

                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                        FUND II          WELLS REAL           TOTAL
                                          AND              ESTATE           PARTNERS'
                                         II-OW            FUND III           CAPITAL
                                      -----------        ----------        -----------
Balance, December 31, 1994            $ 7,743,056        $4,061,169        $11,804,225
 Net income                               654,478           343,202            997,680
 Partnership distributions             (1,123,602)         (589,206)        (1,712,808)
                                      -----------        ----------        -----------
Balance, December 31, 1995              7,273,932         3,815,165         11,089,097
 Net income                               110,540            57,966            168,506
 Partnership distributions               (398,911)         (209,185)          (608,096)
                                      -----------        ----------        -----------
Balance, December 31, 1996              6,985,561         3,663,946         10,649,507
 Net loss                                (509,625)         (303,212)          (812,837)
 Partnership contributions                409,495           659,810          1,069,305
 Partnership distributions               (124,481)          (85,283)          (209,764)
                                      -----------        ----------        -----------
Balance, December 31, 1997            $ 6,760,950        $3,935,261        $10,696,211
                                      ===========        ==========        ===========

                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                 1997             1996              1995
                                                              ----------        ---------        -----------
Cash flows from operating activities:
 Net (loss) income                                            $ (812,837)       $ 168,506        $   997,680
                                                              ----------        ---------        -----------
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
     Depreciation                                                795,829          674,479            517,507
     Loss on real estate assets                                  181,684                0                  0
     Changes in assets and liabilities:
       Accounts receivable                                       (18,950)         113,362            226,724
       Prepaid expenses and other assets                        (357,417)               0                  0
       Accounts payable                                          (37,394)        (338,991)           163,364
       Due to affiliates                                           3,829           (6,802)           (13,603)
                                                              ----------        ---------        -----------
         Total adjustments                                       567,581          442,048            893,992
                                                              ----------        ---------        -----------
         Net cash (used in) provided by operating
          activities                                            (245,256)         610,554          1,891,672
                                                              ----------        ---------        -----------

Cash flows from investing activities:
 Investment in real estate assets                               (932,156)         (35,038)           (15,501)
                                                              ----------        ---------        -----------
Cash flows from financing activities:
 Contributions from joint venture partners                     1,069,305                0                  0
 Distributions to joint venture partners                         (58,720)        (973,577)        (1,714,751)
                                                              ----------        ---------        -----------
         Net cash provided by (used in) financing
          activities                                           1,010,585         (973,577)        (1,714,751)
                                                              ----------        ---------        -----------
Net (decrease) increase in cash and cash equivalents            (166,827)        (398,061)           161,420
Cash and cash equivalents, beginning of year                     448,112          846,173            684,753
                                                              ----------        ---------        -----------
Cash and cash equivalents, end of year                        $  281,285        $ 448,112        $   846,173
                                                              ==========        =========        ===========

   Following are the financial statements for Fund II and III Associates-- Brookwood Grill:

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                   1997             1996
                                                                ----------       ----------
Real estate assets, at cost:
   Land                                                         $  745,223       $  745,223
   Building and improvements, less accumulated
     depreciation of $275,717 in 1997 and
     $221,703 in 1996                                              997,096        1,051,110
                                                                ----------       ----------
       Total real estate assets                                  1,742,319        1,796,333
Investment in joint venture                                      1,608,215        1,690,244
Cash and cash equivalents                                           54,321            9,102
Due from affiliate                                                  32,092           12,472
Accounts receivable                                                 89,757          113,986
Prepaid expenses and other assets                                   23,048           28,616
                                                                ----------       ----------
       Total assets                                             $3,549,752       $3,650,753
                                                                ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                               $    3,879       $   20,040
 Due to affiliate                                                    5,381            6,544
 Partnership distributions payable                                  82,012            5,865
                                                                ----------       ----------
       Total liabilities                                            91,272           32,449
                                                                ----------       ----------
Partners' capital:
 Fund II and II-OW                                               2,156,463        2,256,114
 Wells Real Estate Fund III                                      1,302,017        1,362,190
                                                                ----------       ----------
       Total partners' capital                                   3,458,480        3,618,304
                                                                ----------       ----------
       Total liabilities and partners' capital                  $3,549,752       $3,650,753
                                                                ==========       ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL

                           (A GEORGIA JOINT VENTURE)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                           1997        1996        1995
                                         --------    --------    --------
Revenues:
   Rental income                         $225,106    $225,359    $230,316
   Equity in income (loss) of
    joint venture                          27,213     (19,378)          0
                                         --------    --------    --------
                                          252,319     205,981     230,316
                                         --------    --------    --------
Expenses:
   Operating costs, net of
    reimbursements                         15,233      92,450      15,508
   Depreciation                            54,014      54,014      63,446
   Management and leasing fees             22,896      21,436      23,783
   Property administration                  3,875      12,454      13,890
   Lease acquisition costs                  5,568       5,568       5,568
   Legal and accounting                     4,672       3,164      14,028
   Computer costs                             107       1,410       1,749
                                         --------    --------    --------
                                          106,365     190,496     137,972
                                         --------    --------    --------
Net income                               $145,954    $ 15,485    $ 92,344
                                         ========    ========    ========
Net income allocated to
  Fund II and II-OW                      $ 91,002    $  9,655    $ 57,577
                                         ========    ========    ========
Net income allocated to
  Wells Real Estate Fund III             $ 54,952    $  5,830    $ 34,767
                                         ========    ========    ========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                          FUND II          WELLS REAL          TOTAL
                                            AND              ESTATE          PARTNERS'
                                           II-OW            FUND III          CAPITAL
                                         ----------        ----------        ----------
Balance, December 31, 1994               $2,351,445        $1,419,756        $3,771,201
 Net income                                  57,577            34,767            92,344
 Partnership distributions                  (96,065)          (58,009)         (154,074)
                                         ----------        ----------        ----------
Balance, December 31, 1995                2,312,957         1,396,514         3,709,471
 Net income                                   9,655             5,830            15,485
 Partnership distributions                  (66,498)          (40,154)         (106,652)
                                         ----------        ----------        ----------
Balance, December 31, 1996                2,256,114         1,362,190         3,618,304
 Net income                                  91,002            54,952           145,954
 Partnership distributions                 (190,653)         (115,125)         (305,778)
                                         ----------        ----------        ----------
Balance, December 31, 1997               $2,156,463        $1,302,017        $3,458,480
                                         ==========        ==========        ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                   1997             1996             1995
                                                                ---------        ---------        ----------
Cash flows from operating activities:
 Net income                                                     $ 145,954        $  15,485        $   92,344
                                                                ---------        ---------        ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                  54,014           54,014            63,446
     Equity in (income) loss of joint venture                     (27,213)          19,378                 0
     Changes in assets and liabilities:
       Accounts receivable                                         24,229           (9,262)           (7,188)
       Prepaid expenses and other assets                            5,568            5,568             5,568
       Accounts payable                                           (16,161)          18,860            (3,431)
       Due to affiliates                                           (1,163)             465               465
                                                                ---------        ---------        ----------
         Total adjustments                                         39,274           89,023            58,860
                                                                ---------        ---------        ----------
         Net cash provided by operating activities                185,228          104,508           151,204
                                                                ---------        ---------        ----------
Cash flows from investing activities:
 Distributions received from joint venture                         89,622            7,022                 0
                                                                ---------        ---------        ----------
Cash flows from financing activities:
 Advances received from affiliate                                       0                0            30,173
 Distributions to joint venture partners                         (229,631)        (136,320)         (179,724)
                                                                ---------        ---------        ----------
       Net cash used in financing activities                     (229,631)        (136,320)         (149,551)
                                                                ---------        ---------        ----------
Net increase (decrease) in cash and cash equivalents               45,219          (24,790)            1,653
Cash and cash equivalents, beginning of year                        9,102           33,892            32,239
                                                                ---------        ---------        ----------
Cash and cash equivalents, end of year                          $  54,321        $   9,102        $   33,892
                                                                =========        =========        ==========
Supplemental disclosure of noncash items:
 Transfer of real estate assets to joint venture for
  partnership interest, net of accumulated depreciation
  of $50,484                                                    $       0        $       0        $1,729,116
                                                                =========        =========        ==========

   Fund II, III, VI, and VII Associates


   On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. During 1996 and 1997, Fund VI and Fund VII made contributions to the joint venture.

   Ownership percentage interests were recompleted accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

   The following are the financial statements for Fund II, III, VI, and VII
   Associates:

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                   1997             1996
                                                                ----------       ----------
Real estate assets, at cost:
 Land                                                           $1,325,242       $1,325,242
 Building and improvements, less accumulated
   depreciation of $507,772 in 1997 and $181,798 in 1996         5,025,276        4,568,805
 Construction in progress                                           59,564          214,398
                                                                ----------       ----------
       Total real estate assets                                  6,410,082        6,108,445
Cash and cash equivalents                                          219,391          675,703
Accounts receivable                                                 54,524           67,334
Prepaid expenses and other assets                                  269,568          145,820
                                                                ----------       ----------
       Total assets                                             $6,953,565       $6,997,302
                                                                ==========       ==========


                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                          $  170,776       $  204,970
 Partnership distributions payable                                 131,907           49,590
                                                                ----------       ----------
                                                                   302,683          254,560
                                                                ----------       ----------
Partners' capital:
 Fund II and III Associates                                      1,608,215        1,690,244
 Wells Real Estate Fund VI                                       1,789,811        1,759,947
 Wells Real Estate Fund VII                                      3,252,856        3,292,551
                                                                ----------       ----------
       Total partners' capital                                   6,650,882        6,742,742
                                                                ----------       ----------
       Total liabilities and partners' capital                  $6,953,565       $6,997,302
                                                                ==========       ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                    1997       1996
                                                                  --------   --------
Revenues:
 Rental income                                                    $679,268   $255,062
                                                                  --------   --------
Expenses:
 Depreciation                                                      325,974    181,798
 Operating costs, net of reimbursements                            122,261     75,018
 Management and leasing fees                                        48,962     16,376
 Legal and accounting                                                4,885     14,928
 Lease acquisition costs                                            50,872     12,456
 Property administration                                            17,321     10,286
 Computer costs                                                        228      1,368
                                                                  --------   --------
                                                                   570,503    312,230
                                                                  --------   --------
Net income (loss)                                                 $108,765   $(57,168)
                                                                  ========   ========
Net income (loss) allocated to Fund II and III Associates         $ 27,213   $(19,378)
                                                                  ========   ========
Net income (loss) allocated to Wells Real Estate Fund VI          $ 28,409   $(10,193)
                                                                  ========   ========
Net income (loss) allocated to Wells Real Estate Fund VII         $ 53,143   $(27,597)
                                                                  ========   ========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                    FUND II             WELLS           WELLS REAL           TOTAL
                                    AND III          REAL ESTATE          ESTATE            PARTNERS'
                                  ASSOCIATES           FUND VI           FUND VII            CAPITAL
                                  ----------         ----------         ----------         ----------
Balance, January 1, 1995          $        0         $        0         $        0         $        0
 Partnership contributions         1,729,116          1,028,210          2,521,739          5,279,065
                                  ----------         ----------         ----------         ----------
Balance, December 31, 1995         1,729,116          1,028,210          2,521,739          5,279,065
 Partnership contributions                 0            761,259            835,646          1,596,905
 Partnership distributions           (19,494)           (19,329)           (37,237)           (76,060)
 Net loss                            (19,378)           (10,193)           (27,597)           (57,168)
                                  ----------         ----------         ----------         ----------
Balance, December 31, 1996         1,690,244          1,759,947          3,292,551          6,742,742
 Partnership contributions                 0            116,675            121,576            238,251
 Partnership distributions          (109,242)          (115,220)          (214,414)          (438,876)
 Net income                           27,213             28,409             53,143            108,765
                                  ----------         ----------         ----------         ----------
Balance, December 31, 1997        $1,608,215         $1,789,811         $3,252,856         $6,650,882
                                  ==========         ==========         ==========         ==========

                      FUND II, III, VI, AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                       1997            1996            1995
                                                                    ---------      -----------      -----------
Cash flows from operating activities:
 Net income (loss)                                                  $ 108,765      $   (57,168)     $         0
                                                                    ---------      -----------      -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation                                                     325,974          181,798                0
     Changes in assets and liabilities:
       Accounts receivable                                             12,810          (67,334)               0
       Prepaid expenses and other assets                             (123,748)        (104,792)         (41,028)
       Accounts payable and accrued expenses                          (34,194)          88,532           22,256
                                                                    ---------      -----------      -----------
         Total adjustments                                            180,842           98,204          (18,772)
                                                                    ---------      -----------      -----------
         Net cash provided by (used in) operating activities          289,607           41,036          (18,772)
                                                                    ---------      -----------      -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                               0         (358,467)         452,649
 Investment in real estate                                           (620,059)      (1,736,082)      (2,595,190)
                                                                    ---------      -----------      -----------
         Net cash used in investing activities                       (620,059)         (26,470)               0
                                                                    ---------      -----------      -----------
Cash flows from financing activities:
 Contributions from joint venture partners                            230,699        1,434,308        3,482,691
 Distributions to joint venture partners                             (356,559)      (2,094,549)      (2,142,541)
                                                                    ---------      -----------      -----------
         Net cash (used in) provided by financing activities         (125,860)       1,407,838        3,482,691
                                                                    ---------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                 (456,312)        (645,675)       1,321,378
Cash and cash equivalents, beginning of year                          675,703        1,321,378                0
                                                                    ---------      -----------      -----------
Cash and cash equivalents, end of year                              $ 219,391      $   675,703      $ 1,321,378
                                                                    =========      ===========      ===========
 Supplemental disclosure of noncash activities:
   Contribution of real estate assets                               $       0      $         0      $ 1,729,116
                                                                    =========      ===========      ===========
   Deferred project costs applied by partners                       $   7,552      $   162,597      $    67,257
                                                                    =========      ===========      ===========

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

 The following are financial statements for Fund III and IV Associates:

                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                           1997              1996
                                                        -----------       -----------
Real estate assets, at cost:
 Land                                                   $ 3,331,775       $ 3,331,775
 Building and improvements, less accumulated
   depreciation of $2,328,264 in 1997 and
   $1,793,055 in 1996                                     9,750,996        10,286,205
                                                        -----------       -----------
       Total real estate assets                          13,082,771        13,617,980
Cash and cash equivalents                                   306,194           297,901
Accounts receivable                                         207,223           247,567
Prepaid expenses and other assets                            42,905            36,231
                                                        -----------       -----------
       Total assets                                     $13,639,093       $14,199,679
                                                        ===========       ===========

               Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                       $    36,172       $    39,722
 Partnership distributions payable                          388,117           370,953
 Due to affiliates                                            6,939             6,018
                                                        -----------       -----------
       Total liabilities                                    431,228           416,693
                                                        -----------       -----------
Partners' capital:
 Wells Real Estate Fund III                               7,570,298         7,899,938
 Wells Real Estate Fund IV                                5,637,567         5,883,048
                                                        -----------       -----------
       Total partners' capital                           13,207,865        13,782,986
                                                        -----------       -----------
       Total liabilities and partners' capital          $13,639,093       $14,199,679
                                                        ===========       ===========

                          FUND III AND IV ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                            1997          1996         1995
                                         ----------    ----------   ----------
Revenues:
   Rental income                         $1,640,663    $1,609,853   $1,676,025
   Interest income                           12,308        13,024       15,482
                                         ----------    ----------   ----------
                                          1,652,971     1,622,877    1,691,507
                                         ----------    ----------   ----------
Expenses:
   Depreciation                             535,209       535,209      382,416
   Management and leasing fees              117,965        87,401       93,024
   Operating costs, net of
    reimbursements                           36,973        60,043       40,195
   Lease acquisition costs                   28,048        50,901       78,766
   Property administration                   21,735        23,054       26,364
   Legal and accounting                      13,797        11,191       10,928
   Computer costs                                 0         4,569        5,790
   Amortization of organization costs             0            61          366
                                         ----------    ----------   ----------
                                            753,727       772,429      637,849
                                         ----------    ----------   ----------
Net income                               $  899,244    $  850,448   $1,053,658
                                         ==========    ==========   ==========
Net income allocated to
  Wells Real Estate Fund III             $  515,416    $  487,448   $  603,921
                                         ==========    ==========   ==========
Net income allocated to
  Wells Real Estate Fund IV              $  383,828    $  363,000   $  449,737
                                         ==========    ==========   ==========


                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                       WELLS REAL        WELLS REAL          TOTAL
                                         ESTATE            ESTATE           PARTNERS'
                                        FUND III          FUND IV            CAPITAL
                                       ----------        ----------        -----------
Balance, December 31, 1994             $8,489,389        $6,321,951        $14,811,340
 Net income                               603,921           449,737          1,053,658
 Partnership contributions                      0                59                 59
 Partnership distributions               (858,944)         (639,651)        (1,498,595)
                                       ----------        ----------        -----------
Balance, December 31, 1995              8,234,366         6,132,096         14,366,462
 Net income                               487,448           363,000            850,448
 Partnership distributions               (821,876)         (612,048)        (1,433,924)
                                       ----------        ----------        -----------
Balance, December 31, 1996              7,899,938         5,883,048         13,782,986
 Net income                               515,416           383,828            899,244
 Partnership distributions               (845,056)         (629,309)        (1,474,365)
                                       ----------        ----------        -----------
Balance, December 31, 1997             $7,570,298        $5,637,567        $13,207,865
                                       ==========        ==========        ===========

                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                 1997               1996               1995
                                                             -----------        -----------        -----------
Cash flows from operating activities:
 Net income                                                  $   899,244        $   850,448        $ 1,053,658
                                                             -----------        -----------        -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                535,209            535,209            382,416
     Changes in assets and liabilities:
       Accounts receivable                                        40,344             46,711             73,382
       Prepaid expenses and other assets                          (6,674)            18,111             54,265
       Accounts payable                                           (3,550)             6,501             (2,728)
       Due to affiliates                                             921             (1,133)            (8,261)
                                                             -----------        -----------        -----------
         Total adjustments                                       566,250            605,399            499,074
                                                             -----------        -----------        -----------
         Net cash provided by operating activities             1,465,494          1,455,847          1,552,732
                                                             -----------        -----------        -----------
Cash flows from investing activities:
 Investment in real estate                                             0             (1,976)           (29,209)
                                                             -----------        -----------        -----------
Cash flows from financing activities:
 Contributions from joint venture partners                             0                  0                 59
 Distributions to joint venture partners                      (1,457,201)        (1,406,873)        (1,508,718)
                                                             -----------        -----------        -----------
       Net cash used in financing activities                  (1,457,201)        (1,406,873)        (1,508,659)
                                                             -----------        -----------        -----------
Net increase in cash and cash equivalents                          8,293             46,998             14,864
Cash and cash equivalents, beginning of year                     297,901            250,903            236,039
                                                             -----------        -----------        -----------
Cash and cash equivalents, end of year                       $   306,194        $   297,901        $   250,903
                                                             ===========        ===========        ===========

 4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                                                                                  1997         1996           1995
                                                                              -----------   -----------    -----------
Financial statement net income                                                $   385,224   $  731,244     $1,143,704
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting purposes in
  excess of amounts for income tax purposes                                       320,502      261,953         61,167
 Rental income accrued for financial reporting purposes less
  than (in excess of) amounts for income tax purposes                               9,634       68,420         (3,371)
 Expenses (added) deductible when paid for income tax
  purposes, accrued for financial reporting purposes                               (6,871)       4,219        104,161
 Fixed asset retirement in excess of amounts for income tax
  purposes                                                                         (7,064)           0              0
 Other                                                                              6,213            0              0
                                                                              -----------   -----------    -----------
Income tax basis net income                                                   $   707,638   $1,065,836     $1,305,661
                                                                              ===========   ===========    ===========

   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                                                  1997         1996            1995
                                                                              -----------   -----------    -----------
Financial statement partners' capital                                         $16,383,705   $16,743,131    $17,430,457
Increase (decrease) in partners' capital resulting from:
 Depreciation expense for financial reporting purposes in
  excess of amounts for income tax purposes                                       643,622       323,120         61,167
 Capitalization of syndication costs for income tax
  purposes, which are accounted for as cost of capital for
  financial reporting purposes                                                  2,624,555     2,624,555      2,624,555
 Accumulated rental income accrued for financial reporting
  purposes in excess of amounts for income tax purposes                          (283,936)     (293,570)      (361,990)
 Accumulated expenses deductible when paid for income
  tax purposes, accrued for financial reporting purposes                          121,401       128,272        127,059
 Partnership's distribution payable                                               396,991       324,495        619,021
 Other                                                                             (2,691)       (1,840)         2,154
                                                                              -----------   -----------    -----------
Income tax basis partners' capital                                            $19,883,647   $19,848,163    $20,502,423
                                                                              ===========   ===========    ===========

 5. RENTAL INCOME

   The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 1997 is as follows:


                  Year ending December 31:
                   1998                                $ 2,030,562
                   1999                                  1,988,400
                   2000                                  1,711,755
                   2001                                  1,229,432
                   2002                                    683,033
                  Thereafter                             3,439,611
                                                       -----------
                                                       $11,082,793
                                                       ===========

   Three significant tenants contributed approximately 21%, 17%, and 19% of revenues, which is either included as rental income in the accompanying statements of income or in the calculation of equity in income of joint ventures for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 57% and 22% of future minimum rental income.

   The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1997 is as follows:

                  Year ending December 31:
                    1998                               $ 1,458,240
                    1999                                 1,458,240
                    2000                                 1,476,960
                    2001                                 1,488,000
                    2002                                   550,722
                   Thereafter                                    0
                                                       -----------
                                                       $ 6,432,162
                                                       ===========

   One significant tenant at the Atrium contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1997 is as follows:

                  Year ending December 31:
                   1998                                $   249,550
                   1999                                    249,550
                   2000                                    249,550
                   2001                                    249,550
                   2002                                     20,795
                                                       -----------
                                                       $ 1,018,995
                                                       ===========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

                  Year ending December 31:
                   1998                                $   811,017
                   1999                                    800,552
                   2000                                    655,056
                   2001                                    589,985
                   2002                                    335,261
                  Thereafter                               385,280
                                                       -----------
                                                       $ 3,577,151
                                                       ===========

   Two significant tenants contributed approximately 18% and 15% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 28% and 14% of future minimum rental income.

   The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1997 is as follows:

                  Year ending December 31:
                   1998                                 $ 1,659,180
                   1999                                   1,634,297
                   2000                                   1,166,970
                   2001                                   1,023,783
                   2002                                     810,501
                  Thereafter                              5,942,564
                                                        -----------
                                                        $12,237,295
                                                        ===========

   Two significant tenants contributed approximately 30% and 32% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 90% and 10% of future minimum rental income.

 6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                                            1997 QUARTERS ENDED
                                                               ---------------------------------------------
                                                               MARCH 31  JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                               --------  --------  ------------  -----------
Revenues                                                       $199,709  $196,951     $281,182     $172,216
Net income                                                       64,405    75,417      168,471       76,931
Net income allocated to Class A limited partners                 64,405    75,417      168,471       76,931
Net income per Class A limited partner unit                    $   0.00  $   0.00     $   0.01     $   0.01
Cash distribution per Class A limited partner unit                 0.00      0.00         0.02         0.02

                                                                            1996 Quarters Ended
                                                               ---------------------------------------------
                                                               March 31  June 30   September 30  December 31
                                                               --------  -------   ------------  -----------
Revenues                                                       $355,197  $330,130      $288,562     $181,726
Net income                                                      235,136   257,738       169,124       69,246
Net income allocated to Class A limited partners                235,136   257,738       169,124       69,246
Net income per Class A limited partner unit (a)                $   0.01  $   0.01      $   0.01     $   0.00
Cash distribution per Class A limited partner unit                 0.02      0.02          0.02         0.01

   (a) The total of the four quarterly amounts for net income per Class A limited partner unit for the year ended December 31, 1996 does not equal the total for the year. This difference results from rounding differences.

 7. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     SCHEDULE III--REAL ESTATE INVESTMENTS

                          AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                                     INITIAL COST
                                              -------------------------      COSTS OF
                                                          BUILDINGS AND    CAPITALIZED
        DESCRIPTION            ENCUMBRANCES      LAND     IMPROVEMENTS     IMPROVEMENTS
----------------------------   ------------   ----------  -------------    ------------
THE ATRIUM AT NASSAU BAY (A)      None        $1,367,000    $10,983,000     $ 2,526,766

GREENVILLE PROJECT (B)            None           529,977              0       3,611,974

880 PROPERTY--BROOKWOOD
  GRILL (C)                       None           523,319              0       1,494,717

STOCKBRIDGE VILLAGE (D)           None         2,551,645              0       7,749,117

G.E. LIGHTING NATIONAL
  CUSTOMER CENTER (E)             None           529,546      4,158,223         422,504

880 PROPERTY (F)                  None         1,325,242              0       5,592,612
                                              ----------    -----------     -----------
       Total                                  $6,826,729    $15,141,223     $21,397,690
                                              ==========    ===========     ===========


                                   GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997
                                  ----------------------------------------------------
                                              BUILDINGS AND  CONSTRUCTION
                                     LAND     IMPROVEMENTS   IN PROGRESS     TOTAL
                                  ----------  -------------  ------------  -----------
THE ATRIUM AT NASSAU BAY (A)      $1,504,743    $13,372,023       $     0  $14,876,766

GREENVILLE PROJECT (B)               576,350      3,565,601             0    4,141,951

880 PROPERTY--BROOKWOOD
  GRILL (C)                          745,223      1,272,813             0    2,018,036

STOCKBRIDGE VILLAGE (D)            2,758,193      7,542,569             0   10,300,762

G.E. LIGHTING NATIONAL
  CUSTOMER CENTER (E)                573,582      4,536,691             0    5,110,273

880 PROPERTY (F)                   1,325,242      5,533,048        59,564    6,917,854
                                  ----------  -------------  ------------  -----------
       Total                      $7,483,333    $35,822,745       $59,564  $43,365,642
                                  ==========  =============  ============  ===========

                                                                          LIFE ON WHICH
                                   ACCUMULATED     DATE OF      DATE      DEPRECIATION
                                  DEPRECIATION  CONSTRUCTION  ACQUIRED    IS COMPUTED (G)
                                  ------------  ------------  --------    ---------------
THE ATRIUM AT NASSAU BAY (A)       $4,567,184       1988       04/03/89    12 to 25 years

GREENVILLE PROJECT (B)                771,521       1990       06/30/90    20 to 25 years

880 PROPERTY--BROOKWOOD
  GRILL (C)                          275,717        1991       03/27/91    20 to 25 years

STOCKBRIDGE VILLAGE (D)             1,526,193       1991       04/04/91    20 to 25 years

G.E. LIGHTING NATIONAL
  CUSTOMER CENTER (E)                 802,071       1991       07/01/92    20 to 25 years

880 PROPERTY (F)                      507,772       1996       01/31/90    20 to 25 years
                                   ----------
       Total                       $8,450,458
                                   ==========

(a) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates. The Partnership owned a 39% interest in Fund II and III Associates as of December 31, 1997.

(b) The Greenville Project is a two-story office building located in Greenville, North Carolina, owned entirely by the Partnership.

(c) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by a joint venture, Fund II and III Associates. The Partnership owned a 38% interest in the 880 Property-- Brookwood Grill as of December 31, 1997.

(d) Stockbridge Village is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates. The Partnership owned a 57% interest in Fund III and IV Associates as of December 31, 1997.

(e) The G.E. Lighting National Customer Center is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates. The Partnership owned a 57% interest in Fund III and IV Associates as of December 31, 1997.

(f) The 880 Property is a 4.3-acre tract of real property under development in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 9% interest in Fund II, III, VI, and VII Associates as of December 31, 1997.

(g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                     SCHEDULE III--REAL ESTATE INVESTMENTS

                          AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997




                                                        Accumulated
                                             Cost      Depreciation
                                         -----------   ------------
BALANCE AT DECEMBER 31, 1995             $40,132,907     $5,058,357

 1996 additions                            1,948,693      1,603,808
                                         -----------     ----------
BALANCE AT DECEMBER 31, 1996              42,081,600      6,662,165

 1997 additions                            1,546,767      1,869,334
 1997 deductions                            (262,725)       (81,041)
                                         -----------     ----------
BALANCE AT DECEMBER 31, 1997             $43,365,642     $8,450,458
                                         ===========     ==========

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

EXHIBIT                                                      SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                 PAGE NUMBER
---------  --------------------------------------------      -------------

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
           Estate Fund III, L.P., File No. 33-24063)

EXHIBIT                                                      SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                 PAGE NUMBER
---------  --------------------------------------------      -------------
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
           December 31, 1990, File No. 0-16518)

EXHIBIT                                                      SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                 PAGE NUMBER
---------  --------------------------------------------      -------------
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

EXHIBIT                                                      SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                 PAGE NUMBER
---------  --------------------------------------------      -------------
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
           Estate Fund V, L.P., File No. 33-37830)

EXHIBIT                                                      SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                 PAGE NUMBER
---------  --------------------------------------------      -------------
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

*10(v)     First Amendment to Joint Venture Agreement        N/A
           of Fund III and IV Associates dated July 1,
           1992 (Exhibit to Form 10-K of Wells Real
           Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

EXHIBIT                                                      SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                 PAGE NUMBER
---------  --------------------------------------------      -------------
*10(w)     Agreement for the Purchase and Sale of            N/A
           Property between Rowe Properties-Markel,
           L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(x)     Office Lease with G.E. Lighting, Rider            N/A
           No. 1 to Lease, Addendum of Lease, Second
           Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease
           (Exhibit to Form 10-K of Wells Real Estate
           Fund III, L.P. for the fiscal year ended
           December 31, 1992, File No. 0-18407)

*10(y)    Amended and Restated Custodial Agency              N/A
          Agreement between Wells Real Estate Fund
          III, L.P. and NationsBank of Georgia, N.A.
          dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1994, File No. 0-18407)

*10(z)    Joint Venture Agreement of Fund II, III,           N/A
          VI and VII Associates (Exhibit to Form
          10-K of Wells Real Estate Fund VI, L.P.
          for the fiscal year ended December 31,
          1995, File No. 0-23656)