Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND III L P
filed 1998-05-13
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended     March 31, 1998      or
                                ----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number          0-18407
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

                                     INDEX
                                     -----


                                                            Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

            Balance Sheets - March 31, 1998
            and December 31, 1997....................         3

            Statements of Income for the Three Months
            Ended March 31, 1998 and 1997............         4

            Statement of Partner's Capital for the
            Three Months Ended March 31, 1998
            and the Year Ended December 31, 1997.....         5

            Statements of Cash Flows for the Three
            Months Ended March 31, 1998 and 1997.....         6

            Condensed Notes to Financial Statements..         7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations.......................         8

PART II. OTHER INFORMATION...........................         16

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

              Assets                              March 31, 1998  December  31, 1997
              ------                              --------------  ------------------
Real estate, at cost:
 Land                                                $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $811,098 in 1998 and $771,521
 in 1997                                               2,754,504           2,794,080

 Construction in progress                                 79,022                   0
                                                     -----------         -----------

  Total real estate                                    3,409,876           3,370,430
                                                     -----------         -----------

Cash and cash equivalents                                145,382             216,961
Investment in joint ventures (Note 2)                 12,662,376          12,807,576
Due from affiliates                                      292,851             316,089
Accounts receivable                                       59,235              62,621
Prepaid expenses and other assets                         18,842              17,990
                                                     -----------         -----------

  Total assets                                       $16,588,562         $16,791,667
                                                     ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                    $    23,880         $     7,535
 Partnership distributions payable                       374,531             396,991
 Due to affiliates                                        32,965               3,436
                                                     -----------         -----------

  Total liabilities                                      431,376             407,962
                                                     -----------         -----------

Partners' capital:
 General Partners                                              0                   0
 Limited Partners:
  Class A - 19,635,965 units outstanding              16,157,186          16,383,705
  Class B - 2,544,540 units outstanding                        0                   0
                                                     -----------         -----------

     Total partners' capital                          16,157,186          16,383,705
                                                     -----------         -----------

     Total liabilities and partners' capital         $16,588,562         $16,791,667
                                                     ===========         ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                          Three Months Ended
                                                 ----------------------------------
                                                   March 31, 1998    March 31, 1997
                                                 ------------------  --------------
Revenues:
  Rental income                                            $137,765        $147,677
  Interest income                                               629           7,159
  Equity in income of joint ventures (Note 2)               117,263          44,873
                                                           --------        --------
                                                            255,657         199,709
                                                           --------        --------

Expenses:
  Management and leasing fees                                 8,783           9,108
  Operating costs-rental properties,
      net of tenant reimbursements                           46,357          55,194
  Depreciation                                               39,577          41,427
  Legal and accounting expenses                               4,771          11,617
  Computer expense                                            2,010           3,306
  Partnership administration                                  8,429          14,652
                                                           --------        --------
                                                            109,927         135,304
                                                           --------        --------
  Net  income                                              $145,730        $ 64,405
                                                           ========        ========

Net income allocated to
  Class A Limited Partners                                 $145,730        $ 64,405

Net loss allocated to
  Class B Limited Partners                                 $      0        $      0

Net income per Class A
  Limited Partner Unit                                     $   0.01        $   0.00

Net loss per Class B
  Limited Partner Unit                                     $      0        $      0

Cash distribution per Class A
  Limited Partner Unit                                     $   0.02        $      0

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1998



                                                   LIMITED PARTNERS
                                     ---------------------------------------------
                                              CLASS A                CLASS B           TOTAL
                                     -------------------------  ------------------    PARTNERS'
                                       UNITS        AMOUNTS       UNITS    AMOUNTS     CAPITAL
                                     ----------  -------------  ---------  -------  -------------
BALANCE, DECEMBER 31, 1996           19,635,965   $16,743,131   2,544,540    $0      $16,743,131

  Net income                                  0       385,224           0     0          385,224
  Partnership distributions                   0      (744,650)          0     0         (744,650)
                                     ----------   -----------   ---------    --      -----------
BALANCE, December 31, 1997           19,635,965    16,383,705   2,544,540     0       16,383,705

  Net income                                  0       145,730           0     0          145,730
  Partnership distributions                   0      (372,249)          0     0         (293,226)
                                     ----------   -----------   ---------    --      -----------
BALANCE, March 31, 1998              19,635,965   $16,157,186   2,544,540    $0      $16,236,209
                                     ==========   ===========   =========    ==      ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                              ---------------------------------------------
                                                                March 31, 1998               March 31, 1997
                                                              ----------------               --------------
Cash flows from operating activities:
 Net income                                                         $ 145,730                    $  64,405
 Adjustments to reconcile net income to net     cash
  provided by operating activities:
   Equity in income of joint ventures                                (117,263)                     (44,873)
   Depreciation                                                        39,577                       41,427
   Changes in assets and liabilities:
     Accounts receivable                                                7,687                       (7,641)
     Prepaids and other assets                                           (852)                      (4,706)
     Accounts payable                                                  16,345                        4,127
     Due to affiliates                                                 29,529                            0
                                                                    ---------                    ---------
      Net cash provided by operating activities                       120,753                       52,739
                                                                    ---------                    ---------

Cash flow from investing activities:
 Investment in joint ventures                                        (109,410)                           0
 Distributions received from joint ventures                           311,787                      242,945
                                                                    ---------                    ---------
      Net cash provided by investing activities                       202,377                      242,945

Cash flow from financing activities:
 Partnership distribution paid                                       (394,709)                    (320,762)
                                                                    ---------                    ---------

Net decrease in cash and cash equivalents                             (71,579)                     (25,078)

Cash and cash equivalents, beginning of year                          216,961                      342,318
                                                                    ---------                    ---------

Cash and cash equivalents, end of period                            $ 145,382                    $ 317,240
                                                                    =========                    =========

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

     As of March 31, 1998, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned directly by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned directly by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund III, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $255,657 for the three months ended March 31, 1998, with an occupancy rate of 95.7%, as compared to $199,709 for the three months ended March 31, 1997 with an occupancy rate of 72.5%. The increase for 1998 over 1997 was due to increased income from joint ventures, primarily due to occupancy increases at Boeing at the Atrium and the Office Retail Center in Roswell, Georgia.

     Expenses of the Partnership decreased from $135,304 for the three months ended March 31, 1997, to $109,927 for the three months ended March 31, 1998. The decrease in expenses was due primarily to decreased operating costs, legal and accounting expenses, and computer costs.

     Net cash provided by operating activities increased from $52,739 in 1997 to $120,753 in 1998, due to the increase in net income.

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

     The Partnership made cash distributions to the Limited Partners hold Class A Units of $.01per Class A Unit for the three months ended March 31, 1998, as compared to no distribution for the three months ended March 31, 1997. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended March 31, 1998 and 1997.

     The Partnership's distributions paid and payable through the first quarter of 1998 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

     The Partnership is unaware of any know demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                                                                Three Months Ended
                                                                   -------------------------------------------------
                                                                   March 31, 1998                   March 31, 1997
                                                                   ---------------                  ----------------
Revenues:
 Rental income                                                           $137,765                          $147,677

Expenses:
 Depreciation                                                              39,577                            41,428
 Management & leasing expenses                                             16,974                            16,698
 Other operating expenses                                                  38,166                            47,604
                                                                         --------                          --------
                                                                           94,717                           105,730
                                                                         --------                          --------

Net income                                                               $ 43,048                          $ 41,947
                                                                         ========                          ========

Occupied %                                                                     92%                              100%
Partnership's Ownership %                                                     100%                              100%

Cash generated to the Partnership                                        $ 91,582                          $ 85,463

Net income generated to the Partnership                                  $ 43,048                          $ 41,947

Rental income decreased from 1997 to 1998, due to the decline in occupancy from 100% to 92%. Expenses of the Greenville Property decreased from $117,490 in 1997 to $107,138 in 1998 due primarily to decreased repairs and maintenance.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                                  Three Months Ended
                                                                    ------------------------------------------------
                                                                    March 31, 1998                   March 31, 1997
                                                                    --------------                   ---------------
Revenues:
 Rental income                                                           $367,536                         $       0
 Interest income                                                                0                             2,517
                                                                         --------                         ---------
                                                                          367,536                             2,517
                                                                         --------                         ---------
Expenses:
 Depreciation                                                             216,930                           168,642
 Management & leasing expenses                                             44,488                                 0
 Other operating expenses                                                 158,431                            97,967
                                                                         --------                         ---------
                                                                          419,849                           266,609
                                                                         --------                         ---------

Net (loss)                                                               $(52,313)                        $(264,092)
                                                                         ========                         =========

Occupied %                                                                    100%                                0%
Partnership's Ownership %                                                    38.7%                             34.4%

Cash distributions to the Partnership                                    $ 71,307                         $       0

Net loss allocated to the Partnership                                    $(20,245)                        $ (90,848)

Rental income increased for the three months ended March 31, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses have increased in 1998 compared to 1997 with the occupancy of the building by Boeing. Cash generated to the Partnership increased, due primarily to the increase in rental revenues and reimbursement of tenant improvements of approximately $12,000 received from Boeing.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------


                                                                  Three Months Ended
                                                        -------------------------------------------
                                                        March 31, 1998               March 31, 1997
                                                        --------------               --------------
Revenues:
 Rental income                                                $56,338                      $56,544
 Equity in income of joint venture                             16,131                       10,857
                                                              -------                      -------
                                                               72,469                       67,401
                                                              -------                      -------
Expenses:
 Depreciation                                                  13,503                       13,503
 Management & leasing expenses                                  7,033                        6,761
 Other operating expenses                                       5,229                        2,259
                                                              -------                      -------
                                                               25,765                       22,523
                                                              -------                      -------

Net income                                                    $46,704                      $44,878
                                                              =======                      =======

Occupied %                                                        100%                         100%
Partnership's Ownership %                                        37.7%                        38.0%

Cash distributions to the Partnership                         $34,813                      $28,460

Net income allocated to the Partnership                       $17,584                      $16,896

Rental income has increased for the three months ended March 31, 1998 as compared to 1997, due primarily to the increase in equity in income of joint venture, which is the result of increased occupancy at the Holcomb Bridge Property. The increase in operating expenses for the first quarter of 1998 over the same period of 1997 is due primarily to billing of reimbursements in first quarter 1997. The increase in net income is due primarily to the increase of approximately $5,000 in the equity income of the joint venture which was partially offset by the decrease in reimbursements noted above.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                                                  Three Months Ended
                                                                    ------------------------------------------------
                                                                    March 31, 1998                    March 31, 1997
                                                                    --------------                    --------------
Revenues:
 Rental income                                                           $213,235                          $160,185

Expenses:
 Depreciation                                                              93,904                            66,130
 Management & leasing expenses                                             29,364                            20,580
 Other operating expenses                                                  23,033                            30,307
                                                                         --------                          --------
                                                                          146,301                           117,017
                                                                         --------                          --------

Net income                                                               $ 66,934                          $ 43,168
                                                                         ========                          ========

Occupied %                                                                   94.1%                             63.0%
Partnership's Ownership %                                                     9.1%                              9.5%

Cash distributions to the
 Fund II-Fund III Joint Venture*                                         $ 41,168                          $ 27,496

Net income allocated to the
 Fund II-Fund III Joint Venture*                                         $ 16,131                          $ 10,857

*The Partnership holds a 37.65% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1998, fourteen tenants are occupying approximately 46,600 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1998, compared to the same quarter of 1997, are due to the five additional tenants occupying the property in 1998, as compared to the first quarter of 1997.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture decreased to 9.06 % in 1998, as compared to 9.47% in 1997, due to additional fundings for construction by Wells Real Estate Fund VII.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                                                                  Three Months Ended
                                                                    ------------------------------------------------
                                                                    March 31, 1998                    March 31, 1997
                                                                    --------------                    --------------
Revenues:
 Rental income                                                           $131,856                          $131,856

Expenses:
 Depreciation                                                              49,053                            49,056
 Management & leasing expenses                                             10,014                             9,965
 Other operating expenses                                                  15,455                             3,403
                                                                         --------                          --------
                                                                           74,522                            62,424
                                                                         --------                          --------

Net income                                                               $ 57,334                          $ 69,432
                                                                         ========                          ========

Occupied %                                                                    100%                              100%
Partnership's Ownership %                                                    57.3%                             57.3%

Cash distributions to the Partnership                                    $ 63,249                          $ 68,743

Net income allocated to the Partnership                                  $ 32,862                          $ 39,796

Rental income remained constant for 1998 and 1997. Expenses, net income and cash distributions generated from the G.E. Building decreased in the first quarter of 1998, as compared to the same period for 1997, due primarily to an extraordinary roof repair.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                    ------------------------------------------------
                                                                    March 31, 1998                    March 31, 1997
                                                                    --------------                    --------------
Revenues:
 Rental income                                                           $285,364                          $273,737
 Interest income                                                            1,965                             3,643
                                                                         --------                          --------
                                                                          287,329                           277,380
                                                                         --------                          --------
Expenses:
 Depreciation                                                              84,747                            84,747
 Management & leasing expenses                                             28,463                            30,336
 Other operating expenses                                                  21,708                            24,418
                                                                         --------                          --------
                                                                          134,918                           139,501
                                                                         --------                          --------

Net income                                                               $152,411                          $137,879
                                                                         ========                          ========

Occupied %                                                                     93%                               93%
Partnership's Ownership %                                                    57.3%                             57.3%

Cash distributions to the Partnership                                    $123,483                          $133,367

Net income allocated to the Partnership                                  $ 87,063                          $ 79,028

Rental income and net income increased in 1998 as compared to 1997 due primarily to increased renewals and a slight decrease in expenses.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND III, L.P.
                                           (Registrant)
Dated:  May 11, 1998                  By:  /s/Leo F. Wells, III
                                           --------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President
                                           and Chief Financial
                                           Officer of Wells Capital, Inc.