Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND III L P
filed 1998-08-12
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended   June 30, 1998  or
                                 -------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act 1934

For the transition period from ____________________ to _____________________

Commission file number                               0-18407
                                 ---------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                     58-1800833
-------------------------------           -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia           30092
____________________________________________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   ----------------------------
_______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------  --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund III, L.P.
                        --------------------------------

                                     INDEX
                                     -----


                                                                       Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Balance Sheets - June 30, 1998
             and December 31, 1997........................................... 3

            Statements of Income for the Six Months
             Ended June 30, 1998 and 1997.................................... 4

            Statement of Partner's Capital for the
             Six Months Ended June 30, 1998
             and the Year Ended December 31, 1997............................ 5

            Statements of Cash Flows for the Six
             Months Ended June 30, 1998 and 1997............................. 6

            Condensed Notes to Financial Statements.......................... 7

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................................  8

PART II.    OTHER INFORMATION............................................... 16

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

Assets                                       June 30, 1998  December  31, 1997
------                                       -------------  ------------------

Real estate, at cost:
 Land                                          $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $811,098 in 1998 and $771,521
 in 1997                                         2,714,927           2,794,080
 Construction in progress                           34,615                   0
                                               -----------         -----------

  Total real estate                              3,325,892           3,370,430
                                               -----------         -----------

Cash and cash equivalents                          122,431             216,961
Investment in joint ventures (Note 2)           12,489,655          12,807,576
Due from affiliates                                332,363             316,089
Accounts receivable                                 52,997              62,621
Prepaid expenses and other assets                   30,306              17,990
                                               -----------         -----------

  Total assets                                 $16,353,644         $16,791,667
                                               ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                              $    21,961         $     7,535
 Partnership distributions payable                 396,315             396,991
 Due to affiliates                                   8,313               3,436
                                               -----------         -----------

  Total liabilities                                426,589             407,962
                                               -----------         -----------

Partners' capital:
 General Partners                                        0                   0
 Limited Partners:
  Class A - 19,635,965 units outstanding        15,927,055          16,383,705
  Class B - 2,544,540 units outstanding                  0                   0
                                               -----------         -----------

     Total partners' capital                    15,927,055          16,383,705
                                               -----------         -----------

     Total liabilities and partners' capital   $16,353,644         $16,791,667
                                               ===========         ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                    Three Months Ended                               Six Months Ended
                                         --------------------------------------             --------------------------------------
                                         June 30, 1998            June 30, 1997             June 30, 1998            June 30, 1997
                                         -------------            -------------             -------------            -------------
Revenues:

  Rental income (note 2)                     $139,893                 $147,935                  $277,658                 $295,612
  Equity in earnings of joint
   ventures (Note 2)                          145,157                   46,007                   262,420                   90,880
  Interest income                                 390                    3,009                     1,019                   10,168
                                             --------                 --------                  --------                 --------
                                              285,440                  196,951                   541,097                  396,660

Expenses:
  Management & leasing fees                    10,983                   28,507                    19,766                   37,615
  Operating costs-rental property              48,244                   25,917                    94,601                   81,111
  Depreciation                                 39,577                   41,428                    79,154                   82,855
  Legal & accounting                            9,148                   11,057                    13,919                   22,674
  Computer costs                                1,838                    1,651                     3,848                    4,957
  Partnership administration                   13,061                   12,974                    21,490                   27,626
                                             --------                 --------                  --------                 --------
                                              122,851                  121,534                   232,778                  256,838
                                             --------                 --------                  --------                 --------
  Net income                                 $162,589                 $ 75,417                  $308,319                 $139,822
                                             ========                 ========                  ========                 ========

Net income allocated to
  General Partners                           $      0                 $      0                  $      0                 $      0

Net income allocated to Class
  A Limited Partners                         $162,589                 $ 75,417                  $308,319                 $139,822

Net loss allocated to Class B
  Limited Partners                           $      0                 $      0                  $      0                 $      0

Net income per Class A Limited
  Partner Unit                               $    .01                 $   0.00                  $   0.02                 $   0.01

Net loss per Class B
  Limited Partner Unit                       $  (0.00)                $  (0.00)                 $  (0.00)                $  (0.00)

Cash distribution per Class A
  Limited Partner Unit                       $   0.02                 $   0.00                  $   0.04                 $   0.00


            See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1998

                                                   LIMITED PARTNERS                     TOTAL
                                     ---------------------------------------------
                                              CLASS A                CLASS B          PARTNERS'
                                     -------------------------  ------------------
                                       UNITS        AMOUNTS       UNITS    AMOUNTS     CAPITAL
                                     ----------  -------------  ---------  -------  -------------
BALANCE, DECEMBER 31, 1996           19,635,965   $16,743,131   2,544,540       $0   $16,743,131
 Net income                                   0       385,224           0        0       385,224
 Partnership distributions                    0      (744,650)          0        0      (744,650)
                                     ----------   -----------   ---------       --   -----------
BALANCE, DECEMBER 31, 1997           19,635,965    16,383,705   2,544,540        0    16,383,705

 Net income                                   0       308,319           0        0       308,319
 Partnership distributions                    0      (764,969)          0        0      (764,969)
                                     ----------   -----------   ---------       --   -----------
BALANCE, JUNE 30, 1998               19,635,965   $15,927,055   2,544,540       $0   $15,927,055
                                     ==========   ===========   =========       ==   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                          -------------------------------------------
                                                                           June 30, 1998                June 30, 1997
                                                                           -------------                -------------
Cash flows from operating activities:
 Net income                                                                    $ 308,319                    $ 139,822
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in income of joint ventures                                           (262,420)                     (90,880)
   Depreciation                                                                   79,154                       82,855
   Changes in assets and liabilities:
     Accounts receivable                                                          13,927                       (7,809)
     Prepaids and other assets                                                   (12,316)                       1,101
     Accounts payable                                                             14,426                        4,292
     Due to affiliates                                                             4,877                        6,731
                                                                               ---------                    ---------
      Net cash provided by operating activities                                  145,967                      136,112
                                                                               ---------                    ---------

Cash flow from investing activities:
 Investment in joint ventures                                                    (79,491)                    (532,855)
 Distributions received from joint ventures                                      604,639                      433,515
                                                                               ---------                    ---------
      Net cash provided by investing activities                                  525,148                      (89,340)

Cash flow from financing activities:
 Partnership distribution paid                                                  (765,645)                    (320,761)
                                                                               ---------                    ---------

Net decrease in cash and cash equivalents                                        (94,530)                    (273,989)

Cash and cash equivalents, beginning of year                                     216,961                      342,318
                                                                               ---------                    ---------

Cash and cash equivalents, end of period                                       $ 122,431                    $  68,329
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

     As of June 30, 1998, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned directly by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned directly by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) the Holcomb Bridge Road Property, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1998, the properties owned by the Partnership were 97.5% occupied. Gross revenues of the Partnership were $541,097 for the six months ended June 30, 1998, as compared to $396,660 for the six months
     ended June 30, 1997.   The increase for 1998 over 1997 was due to increased
     income from joint ventures, primarily due to occupancy increases at Boeing at the Atrium and the 880 Holcomb Bridge Road Property in Roswell, Georgia.

     Expenses of the Partnership decreased from $256,838 for the six months ended June 30, 1997, to $232,778 for the six months ended June 30, 1998. The decrease in expenses was due primarily to decreased operating costs, legal and accounting expenses, and computer costs.

     Net cash provided by operating activities increased for the six months ended due primarily to an increase in accounts payable.

     Net cash provided by investing activities increased from $(89,340) in 1997 to $525,148 in 1998, due to increased distribution from joint ventures. As a result cash and cash equivalents increased for the six months ended June 30, 1998, as compared to the same period of 1997.

     The Partnership's distributions paid and payable through the second quarter of 1998 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

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

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned interests in the following properties:

The Greenville Property - Fund III
----------------------------------

                                                     Three Months Ended                               Six Months Ended
                                          --------------------------------------             -----------------------------------
                                          June 30, 1998            June 30, 1997             June 30, 1998         June 30, 1997
                                          -------------           --------------            --------------         -------------
Revenues:
 Rental income                                 $139,893                 $147,935                  $277,658               $295,612

Expenses:
 Depreciation                                    39,577                   28,507                    79,154                 82,855
 Management & leasing expenses                   19,995                   41,428                    36,969                 37,615
 Other operating expenses                        39,232                   25,917                    77,398                 81,111
                                               --------                 --------                  --------               --------
                                                 98,804                   95,852                   193,521                201,581
                                               --------                 --------                  --------               --------

Net  income                                    $ 41,089                 $ 52,083                  $ 84,137               $ 94,031
                                               ========                 ========                  ========               ========

Occupied %                                         92.0%                   100.0%                     92.0%                 100.0%

Partnership Ownership %                           100.0%                   100.0%                    100.0%                 100.0%

Cash generated to the Partnership              $ 90,209                 $ 95,477                  $181,791               $180,940

Net income generated to the
 Partnership                                   $ 41,089                 $ 52,083                  $ 84,137               $ 94,031

Rental income and net income decreased from 1997 to 1998, due to the decline in occupancy from 100% to 92%.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                     Three Months Ended                               Six Months Ended
                                          --------------------------------------             -------------------------------------
                                           June 30, 1998            June 30, 1997             June 30, 1998          June 30, 1997
                                           -------------           --------------            --------------          -------------
Revenues:
 Rental income                                  $367,536                $ 189,696                 $ 735,072              $ 189,696
 Interest income                                  13,280                      100                    13,280                  2,617
                                                --------                ---------                 ---------              ---------
                                                 380,816                  189,796                   748,352                192,313
                                                --------                ---------                 ---------              ---------
Expenses:
 Depreciation                                    216,930                  168,643                   433,860                337,285
 Management & leasing expenses                    44,679                   29,010                    89,167                 29,010
 Other operating expenses                        183,393                  191,232                   341,824                289,199
                                                --------                ---------                 ---------              ---------
                                                 445,002                  388,885                   864,851                655,494
                                                --------                ---------                 ---------              ---------

Net  (loss)                                    $ (64,186)               $(199,089)                $(116,499)             $(463,181)
                                               =========                =========                 =========              =========

Occupied %                                         100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                             38.7%                    38.7%                     38.7%                  38.7%

Cash distributed to the Partnership             $ 66,712                $       0                 $ 138,019              $       0

Net loss allocated to the                       $(24,840)               $ (77,047)                $ (45,085)             $(167,895)
 Partnership

Rental income increased for the three months and six months ended June 30, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

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

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                     Three Months Ended                               Six Months Ended
                                          --------------------------------------             -----------------------------------
                                           June 30, 1998            June 30, 1997             June 30, 1998         June 30, 1997
                                           -------------           --------------            --------------         -------------
Revenues:
 Rental income                                  $ 56,037                  $56,187                  $112,375               $112,731
 Equity in income of joint venture                16,943                    7,498                    33,074                 18,355
                                                --------                  -------                  --------               --------
                                                  72,980                   63,685                   145,449                131,086
Expenses:
 Depreciation                                     13,503                   13,503                    27,006                 27,006
 Management & leasing expenses                     6,492                    7,284                    13,525                 14,045
 Other operating expenses                        (23,721)                  13,872                   (18,492)                16,131
                                                --------                  -------                  --------               --------
                                                  (3,726)                  34,659                    22,039                 57,182
                                                --------                  -------                  --------               --------

Net income                                      $ 76,706                  $29,026                  $123,410               $ 73,904
                                                ========                  =======                  ========               ========

Occupied %                                         100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                             37.6%                    37.6%                     37.6%                  37.6%

Cash distributed to the Partnership             $ 46,112                  $26,215                  $ 80,925               $ 54,675

Net income allocated to the
 Partnership                                    $ 28,880                  $10,928                  $ 46,464               $ 27,825

Although rental income remained stable, total revenues increased for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Property became 100% occupied. Operating expenses decreased for the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to the billing of reimbursements during the second quarter in 1998, as compared to billing in the first quarter of 1997. Year-to-date operating expenses decreased in 1998, as compared to 1997, due primarily to a change in method of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share of the total bill.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                     Three Months Ended                               Six Months Ended
                                          --------------------------------------             -----------------------------------
                                          June 30, 1998            June 30, 1997             June 30, 1998          June 30, 1997
                                          -------------           --------------             -------------          -------------
Revenues:
 Rental income                                 $208,645                 $135,912                  $421,880               $296,097

Expenses:
 Depreciation                                    94,129                   69,982                   188,033                136,112
 Management & leasing expenses                   29,888                   22,483                    59,252                 43,063
 Other operating expenses                        13,797                   13,633                    26,830                 43,940
                                               --------                 --------                  --------               --------
                                                137,814                  106,098                   284,115                223,115
                                               --------                 --------                  --------               --------

Net income                                     $ 70,831                 $ 29,814                  $137,765               $ 72,982
                                               ========                 ========                  ========               ========

Occupied %                                        100.0%                    72.7%                    100.0%                  72.7%

Partnership Ownership %                           11.57%                    9.50%                    11.57%                  9.50%

Cash distributed to the Fund II-
 Fund III Joint Venture*                       $ 41,990                 $ 25,828                  $ 83,158               $ 53,324

Net income allocated to the
 Fund II-Fund III Joint Venture*               $ 16,943                 $  7,498                  $ 33,074               $ 18,355

*The Partnership holds a 37.65% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development has been completed on two buildings with a total of approximately 49,500 square feet.

As of June 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter and six months ended June 30, 1998, compared to the same quarter of 1997, are due to the property being 100% occupied as of June 30, 1998, as compared to the same period of 1997.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                                     Three Months Ended                               Six Months Ended
                                          --------------------------------------             ------------------------------------
                                          June 30, 1998            June 30, 1997             June 30, 1998          June 30, 1997
                                          -------------           --------------            --------------          -------------
Revenues:
 Rental income                                 $131,856                 $131,856                  $263,712               $263,712

Expenses:
 Depreciation                                    49,053                   49,056                    98,106                 98,112
 Management & leasing expenses                   10,095                    9,965                    20,109                 19,930
 Other operating expenses                            97                      289                    15,552                  3,692
                                               --------                 --------                  --------               --------
                                                 59,245                   59,310                   133,767                121,734
                                               --------                 --------                  --------               --------

Net income                                     $ 72,611                 $ 72,546                  $129,945               $141,978
                                               ========                 ========                  ========               ========

Occupied %                                        100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                            57.3%                    57.3%                     57.3%                  57.3%

Cash distributed to the Partnership            $ 73,494                 $ 71,941                  $136,743               $140,684

Net income allocated to the
 Partnership                                   $ 41,618                 $ 41,581                  $ 74,480               $ 81,377

Rental income remained constant for 1998 and 1997. Net income and cash distributions generated from the G.E. Building decreased for the six months ended June 30, 1998, as compared to the same period in 1997, due to increased expenses in the first quarter of 1998 for extraordinary roof repairs.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------

                                                     Three Months Ended                               Six Months Ended
                                          --------------------------------------             -----------------------------------
                                           June 30, 1998             June 30, 1997            June 30, 1998          June 30, 1997
                                           -------------            --------------           --------------          -------------
Revenues:
 Rental income                                  $300,521                 $274,300                  $585,885               $548,037
 Interest income                                   1,965                    2,474                     3,930                  6,117
                                                --------                 --------                  --------               --------
                                                 302,486                  276,774                   589,815                554,154
                                                --------                 --------                  --------               --------
Expenses:
 Depreciation                                     86,120                   84,747                   170,867                169,494
 Management & leasing expenses                    26,360                   25,101                    54,823                 55,437
 Other operating expenses                         16,925                   43,845                    38,633                 68,263
                                                --------                 --------                  --------               --------
                                                 129,405                  153,693                   264,323                293,194
                                                --------                 --------                  --------               --------

Net income                                      $173,081                 $123,081                  $325,492               $260,960
                                                ========                 ========                  ========               ========

Occupied %                                            97%                      93%                       97%                    93%

Partnership Ownership %                             57.3%                    57.3%                     57.3%                  57.3%

Cash distributed to the Partnership             $146,046                 $122,863                  $269,528               $256,230

Net income allocated to the
 Partnership                                    $ 99,498                 $ 70,545                  $186,561               $149,573


Rental income increased for the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to increased rental renewal rates and increased occupancy. Expenses of the property decreased from $293,194 in 1997 to $264,323 in 1998, due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND III, L.P.
                                           (Registrant)
Dated:  August 10, 1998                    By:  /s/Leo F. Wells, III
                                           --------------------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President
                                           and Chief Financial
                                           Officer of Wells Capital, Inc.