Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND III L P
filed 1998-11-13
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998                     or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ________________________

Commission file number               0-18407
                       ---------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Georgia                               58-1800833
-------------------------------    ---------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia               30092
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   -----------------------------

________________________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No  _________
     -------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund III, L.P.
                        --------------------------------

                                     INDEX
                                     -----

                                                                                     Page No.
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets - September 30, 1998
                     and December 31, 1997.......................................         3

                    Statements of Income for the Three Months and Nine Months
                     Ended September 30, 1998 and 1997...........................         4

                    Statement of Partner's Capital for the
                     Nine Months Ended September 30, 1998
                     and the Year Ended December 31, 1997........................         5

                    Statements of Cash Flows for the Nine
                     Months Ended September 30, 1998 and 1997....................         6

                    Condensed Notes to Financial Statements......................         7

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations..................................................         8

PART II.  OTHER INFORMATION......................................................        16

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS


                 Assets                           September 30, 1998   December 31, 1997
                 ------                           ------------------  ------------------

Real estate, at cost:
 Land                                                    $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $891,116 in 1998 and $771,521
 in 1997                                                   2,709,100           2,794,080
                                                         -----------         -----------

  Total real estate                                        3,285,450           3,370,430
                                                         -----------         -----------

Cash and cash equivalents                                    199,451             216,961
Investment in joint ventures (Note 2)                     12,314,373          12,807,576
Due from affiliates                                          309,517             316,089
Accounts receivable                                           32,968              62,621
Prepaid expenses and other assets                             27,985              17,990
                                                         -----------         -----------

  Total assets                                           $16,169,744         $16,791,667
                                                         ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                        $    29,842         $     7,535
 Partnership distributions payable                           396,714             396,991
 Due to affiliates                                            23,605               3,436
                                                         -----------         -----------

  Total liabilities                                          450,161             407,962
                                                         -----------         -----------

Partners' capital:
 General Partners                                                  0                   0
 Limited Partners:
  Class A - 19,635,965 units outstanding                  15,719,583          16,383,705
  Class B - 2,544,540 units outstanding                            0                   0
                                                         -----------         -----------

     Total partners' capital                              15,719,583          16,383,705
                                                         -----------         -----------

     Total liabilities and partners' capital             $16,169,744         $16,791,667
                                                         ===========         ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                       Three Months Ended                      Nine Months Ended
                             --------------------------------------  --------------------------------------
                             September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
                             ------------------  ------------------  ------------------  ------------------
Revenues:
 Rental income                        $150,184            $144,667           $427,842           $440,279
 Equity in income of
  joint ventures (Note 3)              119,907             135,909            382,327            226,789
  Interest income                           25                 606              1,044             10,774
                                      --------            --------           --------           --------
                                       270,116             281,182            811,213            677,842
                                      --------            --------           --------           --------

Expenses:
 Management and leasing
  fees                                  46,859              22,300             66,625             59,915
 Operating costs - rental
  property                             (31,063)             32,514             63,538            113,625
  Depreciation and
   Amortization                         45,018              39,666            124,172            122,521
  Legal and Accounting                     531               7,522             14,450             30,196
  Computer costs                         2,325               2,981              6,173              7,938
  Partnership administration            20,883               7,728             42,373             35,354
                                      --------            --------           --------           --------
                                        84,553             112,711            317,331            369,549
                                      --------            --------           --------           --------
Net income                            $185,563            $168,471           $493,882           $308,293
                                      ========            ========           ========           ========

Net income allocated to
 General Partners                     $      0            $      0           $      0           $      0

Net  income allocated to
 Class A Limited Partners             $185,563            $168,471           $493,882           $308,293

Net loss allocated to Class
 B Limited Partners                   $      0            $      0           $      0           $      0

Net income per Class A
 Limited Partner Unit                 $   0.01            $   0.01           $   0.03           $   0.02

Net loss per Class B Limited
 Partner Unit                         $      0            $      0           $      0           $      0

Cash distribution per Class A
 Limited Partner Unit                 $   0.02            $   0.02           $   0.06           $   0.02

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1998


                                                   LIMITED PARTNERS                     TOTAL
                                     ---------------------------------------------
                                              CLASS A                CLASS B          PARTNERS'
                                     -------------------------  ------------------
                                       UNITS        AMOUNTS       UNITS    AMOUNTS     CAPITAL
                                     ----------  -------------  ---------  -------  -------------

BALANCE, DECEMBER 31, 1996           19,635,965   $16,743,131   2,544,540       $0   $16,743,131

   Net income                                 0       385,224           0        0       385,224
   Partnership distributions                  0      (744,650)          0        0      (744,650)
                                     ----------   -----------   ---------       --   -----------
BALANCE, DECEMBER 31, 1997           19,635,965    16,383,705   2,544,540        0    16,383,705

   Net income                                 0       493,882           0        0       493,882
   Partnership distributions                  0    (1,158,004)          0        0    (1,158,004)
                                     ----------   -----------   ---------       --   -----------
BALANCE, SEPTEMBER 30, 1998          19,635,965   $15,719,583   2,544,540       $0   $15,719,583
                                     ==========   ===========   =========       ==   ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                    September 30, 1998           September 30, 1997
                                                                ---------------------------  --------------------------
Cash flows from operating activities:
 Net income                                                          $   493,882                   $ 308,293
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Equity in income of joint ventures                                 (382,327)                   (226,789)
     Depreciation and Amortization                                       124,172                     122,521
     Changes in assets and liabilities:
       Accounts receivable                                                29,653                      (9,129)
       Prepaids and other assets                                         (14,571)                      3,605
       Accounts payable                                                   22,307                     (16,414)
       Due to affiliates                                                  20,169                     (33,616)
                                                                     -----------                  ----------
          Net cash provided by operating activities                      293,285                     148,471
                                                                     -----------                  ----------

Cash flow from investing activities:
 Investment in joint ventures                                            (93,820)                   (659,810)
 Distributions received from joint ventures                              941,306                     664,533
                                                                     -----------                  ----------
          Net cash provided by investing activities                      847,486                       4,723

Cash flow from financing activities:
 Partnership distributions paid                                       (1,158,281)                   (322,305)
                                                                     -----------                  ----------

Net increase (decrease) in cash and cash equivalents                     (17,510)                   (169,111)

Cash and cash equivalents, beginning of year                             216,961                     342,318
                                                                     -----------                  ----------

Cash and cash equivalents, end of period                             $   199,451                   $ 173,207
                                                                     ===========                  ==========


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

     As of September 30, 1998, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) the Holcomb Bridge Road Property, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1998, the properties owned by the Partnership were 97.5% occupied, as compared to 96.7% occupied as of September 30, 1997. Gross revenues of the Partnership were $811,213 for the nine months ended September 30, 1998, as compared to $677,842 for the nine months ended
     September 30, 1997.   The increase for 1998, as compared to 1997, was due
     to increased income from joint ventures, primarily due to the occupancy increases at Boeing at the Atrium, who occupied the building in mid-May of 1997, and the Holcomb Bridge Road Property in Roswell, Georgia.

     Expenses of the Partnership decreased from $369,549 for the nine months ended September 30, 1997, to $317,331 for the nine months ended September 30, 1998, due primarily to tenant reimbursements at the Greenville property.

     Net cash provided by operating activities increased from $148,471 in 1997, to $293,285 in 1998. The increase was due primarily to increased net income as discussed above. Net cash provided by investing activities increased from $4,723 in 1997, to $847,486 in 1998, due to the decrease in investment in joint venture (primarily the Atrium) and the increase in distributions from the Atrium. As a result, cash and cash equivalents increased from $173,207 in 1997, to $199,451.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.02 per Class A Unit for the three months ended September 30, 1998 and 1997. No cash distributions were made to the Limited Partners holding Class B Units or the General Partners for the nine months ended September 30, 1998 and 1997.

     The Partnership's distributions paid and payable through the third quarter of 1998 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

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


PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                            $150,184             $144,667             $427,842             $440,279
                                           --------             --------             --------             --------

Expenses:
  Depreciation                               45,018               39,667              124,172              122,522
  Management and leasing
        expenses                             29,656               22,300               66,625               59,915
  Other operating expenses                  (13,861)              32,514               63,537              113,625
                                           --------             --------             --------             --------
                                             60,813               94,481              254,334              296,062
                                           --------             --------             --------             --------

Net income                                 $ 89,371             $ 50,186             $173,508             $144,217
                                           ========             ========             ========             ========

Occupied %                                       92%                 100%                  92%                 100%

Partnership's Ownership %                       100%                 100%                 100%                 100%

Cash generated to the
  Partnership                              $128,433             $ 97,845             $310,224             $278,785

Net income allocated to the
  Partnership                              $ 89,371             $ 50,186             $173,508             $144,217

Rental income decreased for the nine month period ended September 30, 1998, as compared to the same period in 1997, due to a decline in occupancy from 100% to 92%. Operating expenses decreased significantly for the three month and nine month period ended September 30, 1998 due to additional tenant reimbursements of approximately $63,000 during the third quarter of 1998.

Boeing at The Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                            $367,536             $367,536           $1,102,608           $  557,232
  Interest income                                 0                    0                    0                2,617
  Other income                                    0                8,438               13,280                8,438
                                           --------             --------           ----------           ----------
                                            367,536              375,974            1,115,888              568,287
                                           --------             --------           ----------           ----------

Expenses:
  Depreciation                              216,930              216,666              650,790              553,951
  Management and leasing
        expenses                             44,775               41,283              133,942               70,293
  Other operating expenses                  174,424              183,894              516,248              473,093
                                           --------             --------           ----------           ----------
                                            436,129              441,843            1,300,980            1,097,337
                                           --------             --------           ----------           ----------

Net (loss) income                          $(68,593)            $(65,869)          $ (185,092)          $ (529,050)
                                           ========             ========           ==========           ==========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                     38.72%               38.72%               38.72%               38.72%

Cash distributions to the
  Partnership                              $ 65,091             $ 26,829           $  203,110           $   26,829

Net (loss) income allocated
  to the Partnership                       $(26,582)            $(25,491)          $  (71,667)          $ (193,386)

Rental income increased for the nine months ended September 30, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses have increased in 1998, compared to 1997, with the occupancy of the building by Boeing for the full nine months of 1998. Cash distributions to the Partnership increased, due primarily to the increase in rental revenues and reimbursement of tenant improvements of approximately $12,000 received from Boeing.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                             $56,488              $56,188             $168,863             $168,919
  Equity income (loss) of
          joint venture                      20,308                5,606               53,382               23,961
                                            -------              -------             --------             --------
                                             76,796               61,794              222,245              192,880
                                            -------              -------             --------             --------

Expenses:
  Depreciation                               13,503               13,503               40,509               40,509
  Management and leasing
        expenses                              6,250                7,032               19,775               21,077
  Other operating expenses                    8,271                1,656              (10,221)              17,787
                                            -------              -------             --------             --------
                                             28,024               22,191               50,063               79,373
                                            -------              -------             --------             --------

Net income                                  $48,772              $39,603             $172,182             $113,507
                                            =======              =======             ========             ========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                     37.65%               37.65%               37.65%               37.65%

Cash distributions  to the
  Partnership                               $35,220              $29,573             $116,145             $ 84,248

Net income allocated to the
  Partnership                               $17,911              $14,910             $ 64,375             $ 42,735

Although rental income remained relatively stable, total revenues increased for the three month and nine month periods ended September 30, 1998, as compared to the same periods in 1997, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Road property became 100% occupied. Year-to-date operating expenses decreased in 1998, as compared to 1997, due primarily to a change in the rental agreement of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share of the total bill.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                            Three Months Ended              Nine Months Ended    Six Months Ended
                                 ----------------------------------------  -------------------  -------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                            $226,233             $181,877             $648,113             $477,974
                                           --------             --------             --------             --------

Expenses:
  Depreciation                               94,128               84,509              282,161              220,621
  Management and leasing
        expenses                             20,198               26,156               79,450               69,219
  Other operating expenses                   27,664               48,870               64,494               92,810
                                           --------             --------             --------             --------
                                            141,990              159,535              426,105              382,650
                                           --------             --------             --------             --------

Net income (loss)                          $ 84,243             $ 22,342             $222,008             $ 95,324
                                           ========             ========             ========             ========

Occupied %                                      100%                87.1%                 100%                87.1%

Partnership's Ownership %
 in the Fund II-III-VI-VII
 Joint Venture                                 9.06%                 9.4%                9.06%                 9.4%

Cash distributed to the
  Fund II-Fund III Joint
  Venture                                  $ 45,561             $ 23,826             $128,719             $ 77,150

Net income  (loss) allocated to
  the Fund II-Fund III Joint
  Venture                                  $ 20,308             $  5,606             $ 53,382             $ 23,961

The Partnership holds a 37.65% ownership interest in the Fund II - Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, and VII Joint Venture. Development has been completed on two buildings containing a total of approximately 49,500 square feet.

As of September 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter and nine months ended September 30, 1998, compared to the same periods of 1997, are due to the property being 100% occupied as of September 30, 1998, as compared to 87.1% at the end of the same period of 1997.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                            $131,857             $131,857             $395,569             $395,569
                                           --------             --------             --------             --------

Expenses:
  Depreciation                               49,056               49,056              147,162              147,168
  Management and leasing
        expenses                             10,095               10,031               30,204               29,961
  Other operating expenses                    1,918               (2,183)              17,470                1,509
                                           --------             --------             --------             --------
                                             61,069               56,904              194,836              178,638
                                           --------             --------             --------             --------

Net income                                 $ 70,788             $ 74,953             $200,733             $216,931
                                           ========             ========             ========             ========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                      57.3%                57.3%                57.3%                57.3%

Cash distribution to the
  Partnership                              $ 72,449             $ 72,477             $209,192             $213,161

Net income allocated to the
  Partnership                              $ 40,573             $ 42,961             $115,053             $124,338

Rental income remained constant for 1998 and 1997. Net income and cash distributions generated from the G.E. Building decreased for the nine months ended September 30, 1998, as compared to the same period in 1997, due to increased expenses in the first quarter of 1998 for extraordinary roof repairs.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                            $312,855             $276,979             $898,740             $825,016
  Interest income                             2,425                3,040                6,355                9,157
                                           --------             --------             --------             --------
                                            315,280              280,019              905,095              834,173
                                           --------             --------             --------             --------

Expenses:
  Depreciation                               87,501               84,747              258,368              254,241
  Management and leasing
        expenses                             29,558               25,648               84,381               81,085
  Other operating expenses                   44,681              (11,004)              83,314               57,259
                                           --------             --------             --------             --------
                                            161,740               99,391              426,063              392,585
                                           --------             --------             --------             --------

Net income                                 $153,540             $180,628             $479,032             $441,588
                                           ========             ========             ========             ========

Occupied %                                       97%                  93%                  97%                  93%

Partnership's Ownership %                      57.3%                57.3%                57.3%                57.3%

Cash distributed to the
  Partnership                              $136,306             $153,209             $405,834             $409,439

Net income allocated to the
  Partnership                              $ 88,004             $103,530             $274,565             $253,103

Rental income increased for the three and the nine months ended September 30, 1998, as compared to the same periods in 1997, due to increased rental renewal rates and increased occupancy. Expenses of the property increased from $392,585 in 1997 to $426,063 in 1998, due primarily to increased expenses in parking lot repairs.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND III, L.P.
                             (Registrant)
Dated:  November 10, 1998    By:  /s/Leo F. Wells, III
                                  --------------------
                             Leo F. Wells, III, as Individual
                             General Partner and as President,
                             Sole Director and Chief Financial
                             Officer of Wells Capital, Inc.