Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND III L P
filed 1999-04-01
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


For the fiscal year ended              December 31, 1998                    or
                             ---------------------------------------------

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period                      to
                             --------------------------------------------------
Commission file number                         0-18407
                             --------------------------------------------------
                                               Wells Real Estate Fund III, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Georgia                                        58-1800833
-------------------------------  -----------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


3885 Holcomb Bridge Road,
 Norcross, Georgia                                     30992
---------------------------      -----------------------------------------------
(Address of principal                                (Zip code)
 executive offices)


Registrant's telephone number, including area code          (770)449-7800
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of exchange on which registered
-------------------------------      -------------------------------------------

       NONE                          NONE
-------------------------------      -------------------------------------------

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

Yes  X   No
   ----     ----

Aggregate market value of the voting stock held
by non-affiliates:                               Not Applicable
                   -------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS
-------------------

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

As of December 31, 1998, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) The Atrium, an office building in Houston, Texas, owned by the Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by the Fund II
- Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by the Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by the Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by the Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2. PROPERTIES
------------------

The Partnership owns six properties directly or through its ownership in joint ventures of which three are office buildings, one a restaurant, one a retail building and one a retail/office project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, these properties were 98.0% occupied, compared to 96.0% at December 31, 1997, 98.0% at December 31, 1996, and 97.0% at December 31, 1995.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                                                  Partnership                         Percentage of
                                                                                   Share of                               Total
                               Number of                        Annualized        Annualized        Percentage of      Annualized
       Year of Lease             Leases       Square Feet       Gross Base        Gross Base         Total Square      Gross Base
        Expiration              Expiring        Expiring          Rent(1)           Rent(1)          Feet Expiring         Rent
----------------------------------------------------------------------------------------------------------------------------------
          1999                     7              14,790           206,393           105,507             5.18%             5.01%
          2000(2)                  2              44,400           549,060           314,721            15.56%            13.32%
          2001(3)                  7              34,734           739,446           488,618            12.17%            17.94%
          2002(4)                 16              50,434           787,242           281,312            17.67%            19.10%
          2003                     5             129,955         1,623,706           673,919            45.54%            39.40%
          2004                     0                   0                 0                 0             0.00%             0.00%
          2005                     0                   0                 0                 0             0.00%             0.00%
          2006                     1               5,935           122,294            11,031             2.08%             2.97%
          2007                     0                   0                 0                 0             0.00%             0.00%
          2008                     1               5,124            93,336            53,500             1.80%             2.26%
-----------------------------------------------------------------------------------------------------------------------------------
                                  39             285,372        $4,121,477        $1,928,608           100.00%           100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric.

(3) Expiration of IBM with 23,322 square feet at the Greenville Property and the Brookwood Grill with 7,440 square feet.

(4)  Expiration of Boeing at The Atrium with 119,040 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1998:


The Greenville Property/ Fund III
---------------------------------

On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet. As of December 31, 1998, the Partnership had expended approximately $3,778,000 for the acquisition, development and construction of the Greenville Project.

The occupancy rate at the Greenville Property at year end was 92% in 1998 and 1997, 100% in 1996, 1995, and 1994.

The average effective annual rental per square foot at the Greenville Property was $16.43 for 1998, $16.66 for 1997, $17.40 for 1996, $17.01 for 1995,and
$16.73 for 1994.

One tenant occupies ten percent or more of the rentable square footage - International Business Machines Corporation ("IBM"), a computer sales and service corporation.

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

The lease provides IBM with the right of first refusal to purchase the Greenville Property should the Partnership receive a bona fide offer from the third party to purchase the Greenville Property during the term of the lease. IBM also has the right of first refusal to lease all or a portion of any space which may from time to time become available. The IBM lease also provides that the Partnership will not lease or consent to any sublease to any entity which, as a major part of its business engages in sales and services similar to those of IBM.


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

The funds used by the Fund II - Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II - Fund III Joint Venture by the Fund II - Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1998, the Fund II - Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II - Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

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

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW. As of December 31, 1998, the Partnership had contributed approximately $659,810, Fund II had contributed approximately $387,752, Wells Fund II OW had contributed approximately $21,744, and Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of December 31, 1998, the Fund II, Fund II-OW Joint Venture holds an equity interest of approximately 61%, and the Partnership holds an equity interest of approximately 39% in the Atrium Project.


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

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31,1998, 1997, 1996, 1995, and 1994. The average effective annual rental per square foot at the Brookwood Grill is $30.26 for 1998 and 1997, $30.29 for 1996, $30.21 for 1995, 1994 and 1993.

As of December 31, 1998, the Partnership and Fund II - Fund II-OW Joint Venture had made total contributions to the Fund II - Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II - Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and the Partnership holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Road Property was contributed to a new joint venture, Fund II, III, VI and VII Associates by Fund II - Fund III Joint Venture. This property is described below.


Holcomb Bridge Road Property/Fund II, III, VI and VII Associates
----------------------------------------------------------------

On January 10, 1995, Fund II - Fund III Joint Venture, Wells Real Estate Fund VI , L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and
VII Joint Venture").   Wells Partners, L.P. is a private limited partnership
having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fifteen tenants occupied the Holcomb Bridge Property as of December 31, 1998 and 1997 for an occupancy rate of 94% and 63% for 1996. The average effective annual rental per square foot was $17.41 for 1998, $13.71 for 1997 and $9.87 for 1996.

As of December 31, 1998, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,496,604 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,478,649, excluding land. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as General Partners, entered into a Joint Venture Agreement known as Fund III and Fund IV Associates (the "Fund III - Fund IV Joint Venture"). As set forth above, Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of the Joint Venture are substantially identical to those of the Partnership. The Partnership holds an approximate 57.3% equity interest in the Fund III - Fund IV Joint Venture which owns and operates a multi-tenant retail center and an office building described below. As of December 31, 1998, the Partnership had contributed $8,119,603 and Wells Fund IV had contributed $6,131,677 for total contributions of $14,251,280 to the Fund III - Fund IV Joint Venture for the acquisition and development of the two properties as described below.


The Stockbridge Village Shopping Center/Fund III and Fund IV Joint Venture
--------------------------------------------------------------------------

On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center ("Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is composed of 12 separate retail spaces and 3 free-standing buildings. The occupancy rate at year end for the Stockbridge Property was 100% in 1998, 93% in 1997, 1996 and 1995, and 97% in 1994. The average effective annual rental per square foot at the Stockbridge Property was $10.82 for 1998, $9.86 for 1997, $9.59 for 1996, $10.16 for 1995, $10.26 for 1994.

As of December 31, 1998, the Partnership had contributed a total of $4,515,042 and Wells Fund IV had contributed a total of $5,047,132 to fund the total cost of approximately $9,562,000 for the acquisition and development of the Stockbridge Property.

The G.E. Building/Fund III - Fund IV Joint Venture
--------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III - Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period. The occupancy rate at year end for the G.E. Building was 100% for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. The average effective annual rental per square foot at the G.E. Building is $12.26 for 1998, $12.27 for 1997, 1996, 1995, and 1994. As of December 31,
1998, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, Wells Fund IV contributed $1,084,545 and the Partnership contributed $3,604,561 to the Fund III - Fund IV Joint Venture.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.


                                    PART II


ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY
-------------------------------------------------------------
          HOLDER MATTERS
          ---------------

As of February 28, 1999, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,319 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 202 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1998 to be $1.08 per Class A unit and $1.58 per Class B unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

                                        Per Class A     Per Class A     Per Class B
                                           Unit             Unit            Unit
 Distribution for      Total Cash       Investment       Return of       Return of       General
 Quarter Ended         Distributed        Income          Capital         Capital        Partner
------------------------------------------------------------------------------------------------------
March 31, 1997         $      0            $0.00           $0.00           $0.00          $0.00
June 30, 1997          $      0            $0.00           $0.00           $0.00          $0.00
September 30, 1997     $349,938            $0.02           $0.00           $0.00          $0.00
December 31, 1997      $394,712            $0.02           $0.00           $0.00          $0.00
March, 31, 1998        $372,249            $0.02           $0.00           $0.00          $0.00
June 30, 1998          $392,720            $0.02           $0.00           $0.00          $0.00
September 30, 1998     $393,035            $0.02           $0.00           $0.00          $0.00
December 31, 1998      $494,774            $0.02           $0.00           $0.02          $0.00

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to the Limited Partners holding Class A units until February 1999. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1999 at a level at least comparable with 1998 cash distributions; however, there is no guarantee of this.

ITEM 6.   SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994:

                               1998             1997             1996             1995             1994
----------------------------------------------------------------------------------------------------------
Total Assets              $15,900,936       $16,791,667      $17,114,963      $18,059,571      $18,561,131
Total Revenues              1,099,102           850,058        1,155,615        1,587,267         1572,895
Net Income                    649,007           385,224          731,244        1,143,704        1,130,464
Net Income
  allocated to
  General Partners                  0                 0                0           15,205                0
Net Income
 allocated to Class
 A Limited Partners           608,058           385,224          731,244        1,104,316        1,608,929
Net Income (Loss)
 allocated to Class
 B Limited Partners            40,949                 0                0           24,183         (478,465)
Net Income
 per Class A Limited
 Partner Unit                     .03               .02              .04              .06              .08
Net Income (Loss) per
 Class B Limited
 Partner Unit                     .02               .00              .00              .01             (.19)
Cash Distributions to
 Investors--
Investment Income
 Class A Units:                   .08               .04              .07              .08              .08
Return of Capital
 Class A Units:                   .00               .00              .00              .00              .00
Return of Capital
 Class B Units:                   .02               .00              .00              .08              .02
Cash Distribution to
 General Partners                 .00               .00              .00           15,205              .00


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


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $1,099,102 for the fiscal year ended December 31, 1998, as compared to $850,058 for the fiscal year ended December 31, 1997, and $1,155,615 for the fiscal year ended December 31, 1996. The increase for 1998 and 1997 is due primarily to an increase in equity in income of joint venture and the decrease for 1997 over 1996 is primarily due to the loss of equity from the joint venture. These changes in the equity in joint ventures is due primarily to the termination of the Lockheed lease at The Atrium on June 30, 1996 and the occupancy of Boeing at The Atrium in May, 1997.

Expenses of the Partnership were $450,095 for the fiscal year ended December 31, 1998, as compared to $464,834 for the fiscal year ended December 31, 1997 and $424,371 for the fiscal year ended December 31, 1996. Operating expenses decreased significantly for the period ended December 31, 1998 due to additional tenant reimbursements of approximately $63,000 during the third quarter of 1998 offset by extraordinary roof and parking lot repairs. In 1997, operating expenses increased over 1996 due primarily to a change in estimate related timing differences in common area maintenance billings to tenants. In 1996, the increase in depreciation was offset by a decrease in operating expenses.

Net income of the Partnership was $649,007 for the fiscal year ended December 31, 1998, as compared to $385,224 for the fiscal year ended December 31, 1997, and $731,244 for the fiscal year ended December 31, 1996. The increase in net income for 1998 over 1997 is due primarily to increased equity in income of joint ventures, due to a full year of rental income at the Atrium Property. The decrease in net income for 1997 as compared to 1996 and 1995 is due primarily to the loss of rental income from the Joint Ventures, due to the vacancy at the Atrium Property and increased depreciation expenses in 1996 and 1997, as noted above.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.08 per unit for the fiscal year ended December 31, 1998, and $0.04 for 1997 and $0.07 for 1996. Cash distributions to the Limited Partners holding Class B Units were $0.02 for 1998. There were no cash distributions in 1997 and 1996 to the Limited Partners holding Class B Units.

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

Property Operations
-------------------

As of December 31, 1998, the Partnership's ownership interest in the Greenville Property is 100%, Fund II - Fund III Joint Venture is 39% and Fund III - Fund IV Joint Venture is 57%.

As of December 31, 1998, the Partnership owned interests in the following properties:

The Greenville Property/Fund III
--------------------------------

                                                  For the Year Ended December 31
                                     -----------------------------------------------------
                                        1998                   1997                   1996
                                        ----                   ----                   ----
Revenues:
 Rental Income                       $562,951               $571,555               $586,466
 Other Income                             350                      0                      0
                                     --------               --------               --------
                                      563,301                571,555                586,466
                                     --------               --------               --------
Expenses:
 Depreciation                         160,038                158,308                158,308
 Management and
  leasing expenses                     81,424                 71,075                 85,366
 Other operating expenses             115,693                145,667                 99,334
                                      -------                -------                -------
                                      357,155                375,050                343,008
                                      -------                -------                -------

Net income                           $206,146               $196,505               $243,458
                                     ========               ========                =======

Occupied %                                92%                    92%                   100%
Partnership Ownership %                  100%                   100%                   100%
Cash Generated to the
Partnership                          $396,626               $380,298               $411,469

Net Income Allocated to
the Partnership                      $206,146               $196,505               $243,458


Rental income decreased for the period ended December 31, 1998, as compared to the same period in 1997 and 1996, due to a decline in occupancy from 100% in 1996 to 92% in 1998 and 1997. Operating expenses decreased significantly from $145,667 in 1997 to $115,693 in 1998 due to additional tenant reimbursements of approximately $63,000 during the third quarter of 1998.

The real estate taxes were $29,228 for 1998, $27,945 for 1997,and $27,479 for 1996.

The Partnership's ownership percentage remained constant at 100% for 1998, 1997 and 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

                                                  For the Year Ended December 31
                               ----------------------------------------------------------------
                                        1998                   1997                   1996
                               ---------------------  ---------------------  ------------------
Revenues:
 Rental Income                      $1,470,144               $ 924,769               $1,048,583
 Interest Income                             0                   2,617                   24,188
 Other Income                           13,280                   8,638                        0
                                    ----------               ---------               ----------
                                     1,483,424                 936,024                1,072,771
                                    ----------               ---------               ----------
Expenses:
 Depreciation                          866,778                 795,829                  674,479
 Management and
  leasing expenses                     186,102                 111,576                   71,381
 Other operating expenses              713,955                 841,456                  158,405
                                    ----------               ---------               ----------
                                     1,766,835               1,748,861                  904,265
                                    ----------               ---------               ----------

Net (loss) income                   $ (283,411)              $(812,837)              $  168,506
                                    ==========               =========               ==========

Occupied %                             100.00%                 100.00%                    0.00%

Partnership Ownership %                 38.72%                  38.72%                   34.40%

Cash distributed to the
 Partnership                        $  256,165               $  85,283               $  209,185

Net (loss) income allocated
 Partnership                        $ (109,680)              $(303,212)              $   57,966


Rental revenue increased from $924,769 in 1997 to $1,470,144 in 1998 primarily due to Atrium leased space to Boeing Company in May 1997. Other income increased in 1998 due to a one-time adjustment for unused credits on the original tenant build-out of The Atrium and a $5,000 reimbursement for the sale of office system components which were unusable by the new tenant. Depreciation and management and leasing expenses and other operating expenses have increased in 1998 compared to 1997 due to the depreciation of tenant improvements made for the Boeing Company and amortization of the leasing commission paid to acquire the Boeing lease.

The real estate taxes were $148,006 for 1998, $140,366 for 1997, and $150,105 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

                                                               For the Year Ended December 31
                                            -------------------------------------------------------------------
                                                    1998                     1997                   1996
                                            ---------------------  ---------------------  ---------------------
Revenues:
 Rental Income                                   $225,100                   $225,106               $225,359
 Equity in Income (Loss)
  of Joint Venture                                 78,791                     27,213                (19,378)
                                                 --------                   --------               --------
                                                  303,891                    252,319                205,981
                                                 --------                   --------               --------
Expenses:
 Depreciation                                      54,012                     54,014                 54,014
 Management and
  leasing expenses                                 23,349                     28,464                 27,004
 Other operating expenses                         (24,632)                    23,887                109,478
                                                 --------                   --------               --------
                                                   52,727                    106,365                190,496
                                                 --------                   --------               --------

Net income                                       $251,162                   $145,954               $ 15,485
                                                 ========                   ========               ========

Occupied %                                        100.00%                    100.00%                100.00%
Partnership Ownership % in the
 Fund II  Fund III Joint Venture                   38.00%                     38.00%                 38.00%
Cash distributed to the
 Partnership                                     $163,576                   $115,125               $ 40,154

Income allocated to the
 Partnership                                     $ 94,562                   $ 54,952               $  5,830


Although rental income remained relatively stable, total revenues increased for 1998, as compared to 1997, due to the increased equity income from the Fund II III, VI, VII Joint Venture, as the Holcomb Bridge Property become 100% occupied. Operating expenses decreased in 1998, compared to 1997, due primarily to a change in the rental agreement of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share of the total bill.

Real estate taxes were $16,270 for 1998, $25,711 for 1997 and $33,494 for 1996.

The Stockbridge Village Shopping Center/Fund III - Fund IV Joint Venture
------------------------------------------------------------------------

                                       For the Year Ended December 31
                                    ------------------------------------
                                       1998         1997         1996
                                       ----         ----         ----
Revenues:
 Rental Income                      $1,222,417   $1,113,238   $1,082,428
 Interest Income                         9,368       12,308       13,024
                                    ----------   ----------   ----------
                                     1,231,785    1,125,546    1,095,452
                                    ----------   ----------   ----------
Expenses:
 Depreciation                          346,144      338,989      338,989
 Management and
  leasing expenses                     114,581      107,578       98,442
 Other operating expenses               83,952       68,797       90,187
                                    ----------   ----------   ----------
                                       544,677      515,364      527,618
                                    ----------   ----------   ----------

Net income                          $  687,108   $  610,182   $  567,834
                                    ==========   ==========   ==========

Occupied %                                100%          93%          93%
Partnership Ownership % in the
 Fund III Fund IV Joint Venture          57.3%        57.3%        57.3%

Cash Generated to the
 Partnership                        $  566,769   $  560,166   $  546,625

Net Income Allocated to
 the Partnership                    $  393,827   $  349,736   $  325,463

Rental income increased to $1,222,417 for 1998 as compared to $1,113,238 in 1997 and $1,082,428 in 1996 due primarily to increased occupancy in 1998 and increased rental rates. Expenses of the property varied from $527,618 in 1996 and $515,364 in 1997 and $544,677 in 1998. Other operating expenses decreased in 1997 as compared to 1996 due primarily to savings in painting expense, but increased in 1998 due primarily to parking lot repairs. Net income of the property varied from $687,108 for 1998 to $610,182 for 1997 as compared to $567,834 for 1996.

Real estate taxes were $110,891 for 1998, $98,138 for 1997, and $104,795 for
1996.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 57.3% for 1998, 1997 and 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The G.E. Building/Fund III and Fund IV Joint Venture
----------------------------------------------------

                                     For the Year Ended December 31
                                     ------------------------------
                                       1998       1997      1996
                                       ----       ----      ----
Revenues:
 Rental Income                      $527,425   $527,425   $527,425
                                    --------   --------   --------

Expenses:
 Depreciation                        196,220    196,220    196,220
 Management and
  leasing expenses                    40,300     38,435     39,860
 Other operating expenses             18,876      3,708      8,731
                                    --------   --------   --------
                                     255,396    238,363    244,811
                                    --------   --------   --------

Net income                          $272,029   $289,062   $282,614
                                    ========   ========   ========

Occupied %                              100%       100%       100%
Partnership Ownership % in the
 Fund III Fund IV Joint Venture        57.3%      57.3%      57.3%
Cash Generated to the
 Partnership                        $281,937   $284,890   $275,251
Net Income Allocated to the
 Partnership                        $155,918   $165,680   $161,985

Rental income remained constant for 1998, 1997, and 1996. Total expenses decreased to $238,363 in 1997 from $244,811 in 1996 but increased to $255,396 in 1998 due primarily to roof repairs.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 57.3% for 1998, 1997, and 1996.

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

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                        For the Year Ended      For the Year Ended      Nine Months Ended
                                        December 31, 1998       December 31, 1997       December 31, 1996
                                      ----------------------  ----------------------  ----------------------
Revenues:
   Rental Income                            $862,360                $679,268                $255,062
                                            --------                --------                --------

Expenses:
  Depreciation                               376,290                 325,974                 181,798
  Management & leasing expenses               97,701                  48,962                  28,832
  Other operating expenses                    60,799                 195,567                 101,600
                                            --------                --------                --------
                                             534,790                 570,503                 312,230
                                            --------                --------                --------

Net income (loss)                           $327,570                $108,765                $(57,168)
                                            ========                ========                ========

Occupied %                                       94%                     94%                     63%

Partnership's Ownership % in the
 Fund II, III, VI, VII Joint Venture           9.02%                   9.10%                   9.50%

Cash distribution to the
 Fund II-Fund III Joint Venture             $179,198                $109,242                $ 19,494

Net income (loss) allocated to the
  Fund II-Fund III Joint Venture            $ 78,791                $ 27,313                $(19,378)


Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the years ending December 31, 1997 and 1996 are not available.

Rental income increased in 1998 compared to 1997 due primarily to increased tenant occupancy late in the 4th quarter at the property. Operating expenses decrease in 1998 compared to 1997, due primarily to decreased property taxes and water/sewer reimbursement paid by Fulton County Water.

As of December 31, 1998, the Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,489,170 for an equity interest of approximately 48.9% in the Fund II, III, VI, VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,372,649, excluding land.

Real estate taxes were $52,162 for 1998, $85,230 for 1997 and $37,191 for 1996.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture decreased to 9.02% in 1998, as compared to 9.1% in 1997, due to additional funding by Wells Fund VI and Well Fund VII.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Liquidity and Capital Resources
-------------------------------

During its offering, which terminated on October 23, 1990, the Partnership raised a total of $22,206,310 in capital through the sale of 22,206,310 Units. No additional Units will be sold by the Partnership. From the original funds raised, the Partnership has invested a total of $17,983,843 in properties, paid $1,554,442 in acquisition and advisory fees, $2,664,668 in selling commissions and organization and offering expenses, and is maintaining a working capital reserve of $3,357.

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

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund a portion of the tenant improvements at The Atrium, the General Partners have used $218,706 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. It is anticipated that future rental revenues associated with the Boeing lease will be allocated to restore the Partnership's minimum working capital reserve levels over time in the future.

The Partnership's net cash provided by operating activities increased in 1998 to $333,229 from $264,289 in 1997 and decreased in 1997 to $264,289 from $359,388 in 1996. The increase in 1998 over 1997 is due primarily to lower operating costs at Greenville and collection of accounts receivable, primarily due to the occupancy increases at Boeing at the Atrium, who occupied the building in mid-May of 1997, and the Holcomb Bridge Road Property in Roswell, Georgia. The decrease in 1997 was due to a decrease in net income, primarily due to increased operating costs and decreased payables due at year-end.

Cash and cash equivalents decreased in 1998 as compared to 1997 and in 1997 as compared to 1996.

The Partnership's distributions paid and payable through the fourth quarter of 1998 have been paid from net cash from operations and a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations.

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

Year 2000 Compliance
--------------------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.


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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

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

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997:

               ( A )                               ( B )                            ( C )
  Name of Individual or Number in     Capacities in which served Form
              Group                           of Compensation                 Cash Compensation
---------------------------------------------------------------------------------------------------
Wells Management Company, Inc.       Property Manager-Management and              $183,589 (1)
                                     Leasing Fees

Wells Capital, Inc.                  General Partner -- Partnership
                                     Cash Flow Distributions                          -0-

Leo F. Wells, III                    General Partner -- Partnership
                                     Cash Flow Distributions                          -0-

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999:

                                 (2)                        (3)
         (1)              Name and Address of       Amount and Nature of               (4)
    Title of Class         Beneficial Owner         Beneficial Ownership        Percent of Class
----------------------  ----------------------   ------------------------   ----------------------

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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 1998, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 1998, Wells Management Company, Inc. received $183,589 in management and leasing fees. In no event will such fees exceed the sum of
(i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1998, no real estate commissions were paid to the General Partners.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a)1. The Financial Statements are contained on pages F-2 through F-32 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.  Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

                              Wells Real Estate Fund III
                              (Registrant)



                              By:   /s/Leo F. Wells, III
                                    --------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                            Title
---------                            -----




/s/Leo F. Wells, III      Individual General Partner,            March 26, 1999
--------------------      President and Sole Director of
Leo F. Wells, III         Wells Capital, Inc., the
                          Corporate General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS


Financial Statements                                         Page
------------------------------------------------------       ----

Independent Auditors' Reports                                 F2

Balance Sheets as of December 31, 1998 and 1997               F3

Statements of Income for the Years ended
  December 31, 1998, 1997, and 1996                           F4

Statements of Partners' Capital for the Years ended
  December 31, 1998, 1997, and 1996                           F5

Statements of Cash Flows for the Years ended
  December 31, 1998, 1997, and 1996                           F6

Notes to Financial Statements for December 31, 1998,
  1997, and 1996                                              F7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of Wells Real Estate Fund III, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on those financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                                        1998               1997
                                                                                    -----------        -----------

REAL ESTATE ASSETS, at cost:
 Land                                                                               $   576,350        $   576,350
 Building and improvements, less accumulated depreciation of $931,559 and
  $771,521 at December 31, 1998 and 1997, respectively                                2,668,658          2,794,080
                                                                                    -----------        -----------
       Total real estate assets                                                       3,245,008          3,370,430

INVESTMENT IN JOINT VENTURES                                                         12,132,961         12,807,576
CASH AND CASH EQUIVALENTS                                                               156,648            216,961
DUE FROM AFFILIATES                                                                     334,162            316,089
ACCOUNTS RECEIVABLE                                                                       8,000             62,621
PREPAID EXPENSES AND OTHER ASSETS                                                        24,157             17,990
                                                                                    -----------        -----------
       Total assets                                                                 $15,900,936        $16,791,667
                                                                                    ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                                              $    13,362        $     7,535
 Partnership distributions payable                                                      458,724            396,991
 Due to affiliates                                                                        7,966              3,436
                                                                                    -----------        -----------
       Total liabilities                                                                480,052            407,962
                                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                                                           15,420,884         16,383,705
   Class B                                                                                    0                  0
                                                                                    -----------        -----------
       Total partners' capital                                                       15,420,884         16,383,705
                                                                                    -----------        -----------
       Total liabilities and partners' capital                                      $15,900,936        $16,791,667
                                                                                    ===========        ===========




      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                            1998             1997              1996
                                                                         ----------        --------         ----------
REVENUES:
 Rental income                                                           $  562,951        $571,555         $  586,466
 Equity in income of joint ventures                                         534,627         267,156            551,244
 Interest income                                                              1,524          11,347             17,905
                                                                         ----------        --------         ----------
                                                                          1,099,102         850,058          1,155,615
                                                                         ----------        --------         ----------
EXPENSES:
 Depreciation                                                               160,038         158,308            158,308
 Operating costs, net of reimbursements                                      72,816         125,810             73,206
 Partnership administration                                                  74,328          57,312             70,005
 Management and leasing fees                                                 81,424          71,075             85,366
 Legal and accounting                                                        22,742          42,562             32,332
 Bad debt expense                                                            31,188               0                  0
 Computer costs                                                               7,559           9,767              5,154
                                                                         ----------        --------         ----------
                                                                            450,095         464,834            424,371
                                                                         ----------        --------         ----------
NET INCOME                                                               $  649,007        $385,224         $  731,244
                                                                         ==========        ========         ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                         $  608,058        $385,224         $  731,244
                                                                         ==========        ========         ==========
NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS                         $   40,949        $      0         $        0
                                                                         ==========        ========         ==========
NET INCOME PER CLASS A LIMITED PARTNER UNIT                              $     0.03        $   0.02         $     0.04
                                                                         ==========        ========         ==========
NET INCOME PER CLASS B LIMITED PARTNER UNIT                              $     0.02        $   0.00         $     0.00
                                                                         ==========        ========         ==========
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                       $     0.08        $   0.04         $     0.07
                                                                         ==========        ========         ==========
CASH DISTRIBUTION PER CLASS B LIMITED PARTNER UNIT                       $     0.02        $   0.00         $     0.00
                                                                         ==========        ========         ==========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                           Limited Partners                                          Total
                                        Class A      Class A     Class B    Class B     General   Partners'
                                         Units        Amount       Units      Amount    Partners    Capital
                                       ----------  -----------   ---------   --------   --------  -----------

BALANCE, December 31, 1995             19,635,965  $17,430,457   2,544,540   $      0         $0  $17,430,457
 Net income                                     0      731,244           0          0          0      731,244
 Partnership distributions                      0   (1,418,570)          0          0          0   (1,418,570)
                                       ----------  -----------   ---------   --------   --------  -----------
BALANCE, December 31, 1996             19,635,965   16,743,131   2,544,540          0          0   16,743,131

 Net income                                     0      385,224           0          0          0      385,224
 Partnership distributions                      0     (744,650)          0          0          0     (744,650)
                                       ----------  -----------   ---------   --------   --------  -----------
BALANCE, December 31, 1997             19,635,965   16,383,705   2,544,540          0          0   16,383,705

 Net income                                     0      608,058           0     40,949          0      649,007
 Partnership distributions                      0   (1,570,879)          0    (40,949)         0   (1,611,828)
                                       ----------  -----------   ---------   --------   --------  -----------
BALANCE, December 31, 1998             19,635,965  $15,420,884   2,544,540   $      0         $0  $15,420,884
                                       ==========  ===========   =========   ========   ========  ===========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996





                                                                            1998               1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $   649,007         $ 385,224         $   731,244
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint ventures                                    (534,627)         (267,156)           (551,244)
     Depreciation                                                           160,038           158,308             158,308
     Changes in assets and liabilities:
       Accounts receivable                                                   54,621             5,169              (6,949)
       Prepaid expenses and other assets                                     (6,167)            6,110               4,996
       Accounts payable and accrued expenses                                  5,827           (15,406)             17,906
       Due to affiliates                                                      4,530            (7,960)              5,127
         Total adjustments                                                 (315,778)         (120,935)           (371,856)
         Net cash provided by operating activities                          333,229           264,289             359,388
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate                                                  (34,616)                0                   0
 Investment in joint ventures                                               (59,205)         (659,810)                  0
 Distributions received from joint ventures                               1,250,374           942,318           1,194,488
         Net cash provided by investing activities                        1,156,553           282,508           1,194,488
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings             (1,056,213)         (267,191)           (170,157)
 Distributions to partners from accumulated earnings                       (493,882)         (404,963)         (1,541,728)
         Net cash used in financing activities                           (1,550,095)         (672,154)         (1,711,885)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (60,313)         (125,357)           (158,009)

CASH AND CASH EQUIVALENTS, beginning of year                                216,961           342,318             500,327
CASH AND CASH EQUIVALENTS, end of year                                  $   156,648         $ 216,961         $   342,318



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.


                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1998, 1997, AND 1996

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

        . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

        . To all general partners until they have received 100% of their capital contributions, as defined

        . Thereafter, 85% to the limited partners and 15% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable, (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   Real Estate Assets

   Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

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

   Per Unit Data

   Net income per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the average number of units outstanding during the period.

   Reclassifications

   Certain prior year items have been reclassified to conform with current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997, respectively, as follows:


                                                                           1998            1997
                                                                         --------        --------
Fund III and IV Associates                                               $233,680        $226,757
Fund II and III Associates--The Atrium                                     53,054          58,454
Fund II and III Associates--Brookwood Grill                                47,428          30,878
                                                                         --------        --------
                                                                         $334,162        $316,089
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

   The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, of $183,589, $194,174, and $189,023 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in the joint ventures at December 31, 1998 and 1997 are summarized as follows:



                                                               1998                             1997
                                                    ---------------------------      ---------------------------
                                                      Amount          Percent          Amount          Percent
                                                    -----------     -----------      -----------     -----------

Fund III and IV Associates                          $ 7,330,542           57%        $ 7,570,298           57%
Fund II and III Associates--The Atrium                3,569,416           37           3,935,261           39
Fund II and III Associates--Brookwood Grill           1,233,003           38           1,302,017           38
                                                    -----------                      -----------
                                                    $12,132,961                      $12,807,576
                                                    ===========                      ===========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1998 and 1997:

                                                                             1998                1997
                                                                          -----------         -----------
Investment in joint ventures, beginning of year                           $12,807,576         $12,926,074
 Equity in income of joint ventures                                           534,627             267,156
 Contributions to joint ventures                                               59,205             659,810
 Distributions from joint ventures                                         (1,268,447)         (1,045,464)
                                                                          -----------         -----------
Investment in joint ventures, end of year                                 $12,132,961         $12,807,576
                                                                          ===========         ===========


   Fund II and III Associates


   On April 3, 1989, the Partnership entered into a joint venture agreement with the Fund II and II-OW joint venture The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, the Fund II and II-OW joint venture contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8 acre tract of land. A restaurant was developed on 1.5 acres and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property were transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,507,807 and $1,608,215 at December 31, 1998 and 1997, respectively, which represented a 24% interest for each year.

   The Atrium was fully occupied from inception through June 1996, at which time the previous tenant's lease expired. In March 1997, a lease was signed with a new tenant for the entire building and the new tenant began paying rent in May 1997. The lease term is for five years with an option to renew for an additional five years. There is no-cause cancellation provision at the end of the first three-year period. If this no-cause cancellation is exercised, the tenant would be required to pay unamortized, up-front tenant improvement costs. The cost of completing the required tenant improvements and outside broker commissions was funded out of reserves and contributions by the Partnership and Fund II and II-OW.

   Following are the financial statements for Fund II and III Associates--The
   Atrium:

                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     Assets


                                                                              1998              1997
                                                                           ----------        -----------

Real estate assets, at cost:
 Land                                                                      $1,504,743        $ 1,504,743
 Building and improvements, less accumulated depreciation of
  $5,433,962 in 1998 and $4,567,184 in 1997                                 7,938,061          8,804,839
                                                                           ----------        -----------
       Total real estate assets                                             9,442,804         10,309,582
Cash and cash equivalents                                                     128,882            281,285
Accounts receivable                                                            18,114             18,950
Prepaid expenses and other assets                                             302,888            392,633
                                                                           ----------        -----------
       Total assets                                                        $9,892,688        $11,002,450
                                                                           ==========        ===========



                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                          $    4,587        $   151,366
 Partnership distributions payable                                            137,224            151,044
 Due to affiliates                                                                  0              3,829
                                                                           ----------        -----------
       Total liabilities                                                      141,811            306,239
                                                                           ----------        -----------

Partners' capital:
 Fund II and II-OW                                                          6,181,461          6,760,950

 Wells Real Estate Fund III                                                 3,569,416          3,935,261
                                                                           ----------        -----------
       Total partners' capital                                              9,750,877         10,696,211
                                                                           ----------        -----------
       Total liabilities and partners' capital                             $9,892,688        $11,002,450
                                                                           ==========        ===========


                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF (LOSS) INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                     1998              1997          1996
                                  ----------        ----------     ----------

Revenues:
  Rental income                   $1,470,144        $  924,769     $1,048,583
  Interest income                          0             2,617         24,188
  Other income                        13,280             8,638              0
                                  ----------        ----------     ----------
                                   1,483,424           936,024      1,072,771
                                  ----------        ----------     ----------

Expenses:
  Depreciation                       866,778           795,829        674,479
  Operating costs,
   net of reimbursements             699,550           614,932         85,183
  Management and leasing fees        186,102           111,576         71,381
  Property administration             11,095            27,325         59,934
  Legal and accounting                 3,310            17,408         11,878
  Computer costs                           0               107          1,410
  Loss on real estate assets               0           181,684              0
                                  ----------        ----------     ----------
                                   1,766,835         1,748,861        904,265
                                  ----------        ----------     ----------
Net (loss) income                 $ (283,411)       $ (812,837)    $  168,506
                                  ==========        ==========     ==========
Net (loss) income allocated
  to Fund II and II-OW            $ (173,731)       $ (509,625)    $  110,540
                                  ==========        ==========     ==========
Net (loss) income allocated
  to Wells Real Estate Fund III   $ (109,680)       $ (303,212)    $   57,966
                                  ==========        ==========     ==========


                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                            Fund II          Wells Real           Total
                                                              and              Estate           Partners'
                                                             II-OW            Fund III           Capital
                                                           ----------        ----------         -----------
Balance, December 31, 1995                                 $7,273,932        $3,815,165         $11,089,097
 Net income                                                   110,540            57,966             168,506
 Partnership distributions                                   (398,911)         (209,185)           (608,096)
                                                           ----------        ----------         -----------
Balance, December 31, 1996                                  6,985,561         3,663,946          10,649,507
 Net loss                                                    (509,625)         (303,212)           (812,837)
 Partnership contributions                                    409,495           659,810           1,069,305
 Partnership distributions                                   (124,481)          (85,283)           (209,764)
                                                           ----------        ----------         -----------
Balance, December 31, 1997                                  6,760,950         3,935,261          10,696,211
 Net loss                                                    (173,731)         (109,680)           (283,411)
 Partnership distributions                                   (405,758)         (256,165)           (661,923)
                                                           ----------        ----------         -----------
Balance, December 31, 1998                                 $6,181,461        $3,569,416         $ 9,750,877
                                                           ==========        ==========         ===========


                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                         1998              1997               1996

Cash flows from operating activities:
 Net (loss) income                                                       $(283,411)        $ (812,837)        $ 168,506
                                                                         ---------         ----------         ---------
 Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
     Depreciation                                                          866,778            795,829           674,479
     Loss on real estate assets                                                  0            181,684                 0
     Changes in assets and liabilities:
       Accounts receivable                                                     836            (18,950)          113,362
       Prepaid expenses and other assets                                    89,745           (357,417)                0
       Accounts payable                                                   (146,779)           (37,394)         (338,991)
       Due to affiliates                                                    (3,829)             3,829            (6,802)
                                                                         ---------         ----------         ---------
         Total adjustments                                                 806,751            567,581           442,048
                                                                         ---------         ----------         ---------
         Net cash provided by (used in) operating activities               523,340           (245,256)          610,554
                                                                         ---------         ----------         ---------

Cash flows from investing activities:
 Investment in real estate assets                                                0           (932,156)          (35,038)
                                                                         ---------         ----------         ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                       0          1,069,305                 0
 Distributions to joint venture partners                                  (675,743)           (58,720)         (973,577)
                                                                         ---------         ----------         ---------
         Net cash (used in) provided by financing activities              (675,743)         1,010,585          (973,577)
                                                                         ---------         ----------         ---------
Net decrease in cash and cash equivalents                                 (152,403)          (166,827)         (398,061)
                                                                         ---------         ----------         ---------
Cash and cash equivalents, beginning of year                               281,285            448,112           846,173
                                                                         ---------         ----------         ---------
Cash and cash equivalents, end of year                                   $ 128,882         $  281,285         $ 448,112
                                                                         =========         ==========         =========


   Following are the financial statements for Fund II and III Associates-- Brookwood Grill:

                  Fund II and III Associates--Brookwood Grill

                           (A Georgia Joint Venture)

                                 Balance Sheets

                           December 31, 1998 and 1997

                                     Assets

                                                                              1998            1997
                                                                            ----------       ----------

Real estate assets, at cost:
 Land                                                                       $  745,223       $  745,223
 Building and improvements, less accumulated depreciation of
  $329,731 in 1998 and $275,717 in 1997                                        943,082          997,096
                                                                            ----------       ----------
       Total real estate assets                                              1,688,305        1,742,319
Investment in joint venture                                                  1,507,807        1,608,215
Cash and cash equivalents                                                       73,956           54,321
Due from affiliate                                                              50,479           32,092
Accounts receivable                                                             67,018           89,757
Prepaid expenses and other assets                                               17,480           23,048
                                                                            ----------       ----------
       Total assets                                                         $3,405,045       $3,549,752
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $    1,200       $    3,879
 Due to affiliate                                                                3,894            5,381
 Partnership distributions payable                                             124,772           82,012
                                                                            ----------       ----------
       Total liabilities                                                       129,866           91,272
                                                                            ----------       ----------
Partners' capital:
 Fund II and II-OW                                                           2,042,176        2,156,463
 Wells Real Estate Fund III                                                  1,233,003        1,302,017
                                                                            ----------       ----------
       Total partners' capital                                               3,275,179        3,458,480
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $3,405,045       $3,549,752
                                                                            ==========       ==========


                  Fund II and III Associates--Brookwood Grill

                           (A Georgia Joint Venture)

                              Statements of Income

             for the Years Ended December 31, 1998, 1997, and 1996


                                                          1998            1997        1996
                                                        --------        --------    --------
Revenues:
  Rental income                                         $225,100        $225,106    $225,359
  Equity in income (loss) of
   joint venture                                          78,791          27,213     (19,378)
                                                        --------        --------    --------
                                                         303,891         252,319     205,981
                                                        --------        --------    --------
Expenses:
  Operating costs, net of reimbursements                 (31,540)         15,233      92,450
  Depreciation                                            54,014          54,014      54,014
  Management and leasing fees                             23,348          28,464      27,004
  Property administration                                  3,708           3,875      12,454
  Legal and accounting                                     3,200           4,672       3,164
  Computer costs                                               0             107       1,410
                                                        --------        --------    --------
                                                          52,730         106,365     190,496
                                                        --------        --------    --------

Net income                                              $251,161        $145,954    $ 15,485
                                                        ========        ========    ========
Net income allocated to Fund II and II-OW               $156,599        $ 91,002    $  9,655
                                                        ========        ========    ========
Net income allocated to Wells Real Estate Fund III      $ 94,562        $ 54,952    $  5,830
                                                        ========        ========    ========


                  Fund II and III Associates--Brookwood Grill

                           (A Georgia Joint Venture)

                        Statements of Partners' Capital

             for the Years Ended December 31, 1998, 1997, and 1996

                                                             Fund II          Wells Real          Total
                                                               and              Estate          Partners'
                                                              II-OW            Fund III          Capital
                                                            ----------        ----------        ----------
Balance, December 31, 1995                                  $2,312,957        $1,396,514        $3,709,471
 Net income                                                      9,655             5,830            15,485
 Partnership distributions                                     (66,498)          (40,154)         (106,652)
                                                            ----------        ----------        ----------
Balance, December 31, 1996                                   2,256,114         1,362,190         3,618,304
 Net income                                                     91,002            54,952           145,954
 Partnership distributions                                    (190,653)         (115,125)         (305,778)
                                                            ----------        ----------        ----------
Balance, December 31, 1997                                   2,156,463         1,302,017         3,458,480
 Net income                                                    156,599            94,562           251,161
 Partnership distributions                                    (270,886)         (163,576)         (434,462)
                                                            ----------        ----------        ----------
Balance, December 31, 1998                                  $2,042,176        $1,233,003        $3,275,179
                                                            ==========        ==========        ==========


                  Fund II and III Associates--Brookwood Grill

                           (A Georgia Joint Venture)

                            Statements of Cash Flows

             for the Years Ended December 31, 1998, 1997, and 1996

                                                                              1998              1997              1996
                                                                            ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                                 $ 251,161         $ 145,954         $  15,485
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                              54,014            54,014            54,014
     Equity in (income) loss of joint venture                                 (78,791)          (27,213)           19,378
     Changes in assets and liabilities:
       Accounts receivable                                                     22,739            24,229            (9,262)
       Prepaid expenses and other assets                                        5,568             5,568             5,568
       Accounts payable                                                        (2,679)          (16,161)           18,860
       Due to affiliates                                                       (1,487)           (1,163)              465
                                                                            ---------         ---------         ---------
         Total adjustments                                                       (636)           39,274            89,023
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            250,525           185,228           104,508
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Distributions received from joint venture                                    160,812            89,622             7,022
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Distributions to joint venture partners                                     (391,702)         (229,631)         (136,320)
                                                                            ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                           19,635            45,219           (24,790)
Cash and cash equivalents, beginning of year                                   54,321             9,102            33,892
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $  73,956         $  54,321         $   9,102
                                                                            =========         =========         =========

   Fund II, III, VI, and VII Associates


   On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recompleted accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

   The following are the financial statements for Fund II, III, VI, and VII
   Associates:

                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                                 Balance Sheets

                           December 31, 1998 and 1997

                                     Assets


                                                                               1998             1997
                                                                           -----------      -----------
Real estate assets, at cost:
 Land                                                                       $1,325,242       $1,325,242
 Building and improvements, less accumulated depreciation of
  $884,062 in 1998 and $507,772 in 1997                                      4,773,062        5,025,276
 Construction in progress                                                       41,263           59,564
                                                                           -----------      -----------
       Total real estate assets                                              6,139,567        6,410,082
Cash and cash equivalents                                                      308,788          219,391
Accounts receivable                                                            111,460           54,524
Prepaid expenses and other assets                                              233,965          269,568
                                                                           -----------      -----------
       Total assets                                                         $6,793,780       $6,953,565
                                                                           ===========      ===========


                                   Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $  192,072       $  170,776
 Partnership distributions payable                                             209,716          131,907
                                                                           -----------      -----------
                                                                               401,788          302,683
                                                                           -----------      -----------

Partners' capital:
 Fund II and III Associates                                                  1,507,807        1,608,215
 Wells Real Estate Fund VI                                                   1,682,380        1,789,811
 Wells Real Estate Fund VII                                                  3,201,805        3,252,856
                                                                           -----------      -----------
       Total partners' capital                                               6,391,992        6,650,882
                                                                           -----------      -----------
       Total liabilities and partners' capital                              $6,793,780       $6,953,565
                                                                           ===========      ===========


                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                          Statements of Income (Loss)

             for the Years Ended December 31, 1998, 1997, and 1996

                                   1998          1997        1996

Revenues:
  Rental income                 $872,978        $679,268   $255,062
  Other income                    36,000               0          0
                                --------        --------   --------
                                 908,978         679,268    255,062
                                --------        --------   --------
Expenses:
  Depreciation                   376,290         325,974    181,798
  Operating costs,
    net of reimbursements         85,983         122,261     75,018
  Management and leasing fees     97,701          99,834     28,832
  Legal and accounting             6,509           4,885     14,928
  Property administration         14,926          17,321     10,286
  Computer costs                       0             228      1,368
                                --------        --------   --------
                                 581,409         570,503    312,230
                                --------        --------   --------
Net income (loss)               $327,569        $108,765   $(57,168)
                                ========        ========   ========
Net income (loss) allocated
  to Fund II and III Associates $ 78,791        $ 27,213   $(19,378)
                                ========        ========   ========
Net income (loss) allocated
  to Wells Real Estate Fund VI  $ 87,914        $ 28,409   $(10,193)
                                ========        ========   ========

Net income (loss) allocated
  to Wells Real Estate Fund VII $160,864        $ 53,143   $(27,597)
                                ========        ========   ========


                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                        Statements of Partners' Capital

             for the Years Ended December 31, 1998, 1997, and 1996

                                                       Fund II             Wells           Wells Real            Total
                                                       and III          Real Estate          Estate            Partners'
                                                     Associates           Fund VI           Fund VII            Capital
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1995                            $1,729,116         $1,028,210         $2,521,739         $5,279,065
 Partnership contributions                                     0            761,259            835,646          1,596,905
 Partnership distributions                               (19,494)           (19,329)           (37,237)           (76,060)
 Net loss                                                (19,378)           (10,193)           (27,597)           (57,168)
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1996                             1,690,244          1,759,947          3,292,551          6,742,742
 Partnership contributions                                     0            116,675            121,576            238,251
 Partnership distributions                              (109,242)          (115,220)          (214,414)          (438,876)
 Net income                                               27,213             28,409             53,143            108,765
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1997                             1,608,215          1,789,811          3,252,856          6,650,882
 Partnership contributions                                     0              4,600            154,049            158,649
 Partnership distributions                              (179,199)          (199,945)          (365,964)          (745,108)
 Net income                                               78,791             87,914            160,864            327,569
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1998                            $1,507,807         $1,682,380         $3,201,805         $6,391,992
                                                      ==========         ==========         ==========         ==========


                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                            Statements of Cash Flows

             for the Years Ended December 31, 1998, 1997, and 1996

                                                  1998          1997           1996

Cash flows from operating activities:
  Net income (loss)                             $327,569      $ 108,765     $   (57,168)
                                                --------      ---------     -----------
 Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Changes in assets and liabilities:
        Depreciation                             376,290        325,974         181,798
        Accounts receivable                      (56,936)        12,810         (67,334)
        Prepaid expenses and other assets         35,603       (123,748)       (104,792)
        Accounts payable and
          accrued expenses                        21,296        (34,194)         88,532
                                                --------      ---------     -----------
                Total adjustments                376,253        180,842          98,204
                                                --------      ---------     -----------
                Net cash provided by
                 operating activities            703,822        289,607          41,036
                                                --------      ---------     -----------
Cash flows from investing activities:
  Decrease in construction payables                    0              0        (358,467)
  Investment in real estate                     (102,122)      (620,059)     (1,736,082)
                                                --------      ---------     -----------
                Net cash used in investing
                  activities                    (102,122)      (620,059)     (2,094,549)
                                                --------      ---------     -----------
Cash flows from financing activities:
  Contributions from joint
    venture partners                             154,996        230,699       1,434,308
  Distributions to joint
    venture partners                            (667,299)      (356,559)        (26,470)
                                                --------      ---------     -----------
                Net cash (used in) provided
                   by financing activities      (512,303)      (125,860)      1,407,838
                                                --------      ---------     -----------
Net increase (decrease) in cash and
  cash equivalents                                89,397       (456,312)       (645,675)
Cash and cash equivalents, beginning of year     219,391        675,703       1,321,378
                                                --------      ---------     -----------
Cash and cash equivalents, end of year          $308,788       $219,391     $   675,703
                                                ========      =========     ===========
Supplemental disclosure of noncash activities:
  Deferred project costs contributed            $  3,653       $  7,552     $  162,597
                                                ========      =========     ===========


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

   The following are the financial statements for Fund III and IV Associates:

                           Fund III and IV Associates

                           (A Georgia Joint Venture)

                                 Balance Sheets

                           December 31, 1998 and 1997


                                     Assets


                                                                               1998               1997
                                                                           -----------        -----------
Real estate assets, at cost:
 Land                                                                      $ 3,331,775        $ 3,331,775
 Building and improvements, less accumulated depreciation of
  $2,870,627 in 1998 and $2,328,264 in 1997                                  9,320,016          9,750,996
                                                                           -----------        -----------
       Total real estate assets                                             12,651,791         13,082,771
Cash and cash equivalents                                                      336,958            306,194
Accounts receivable                                                            173,633            207,223
Prepaid expenses and other assets                                               74,533             42,905
                                                                           -----------        -----------
       Total assets                                                        $13,236,915        $13,639,093
                                                                           ===========        ===========

                                 Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                          $    38,139        $    36,172
 Partnership distributions payable                                             407,701            388,117
 Due to affiliates                                                               1,512              6,939
                                                                           -----------         ----------
       Total liabilities                                                       447,352            431,228
                                                                           -----------         ----------

Partners' capital:
 Wells Real Estate Fund III                                                  7,330,542          7,570,298
 Wells Real Estate Fund IV                                                   5,459,021          5,637,567
                                                                           -----------        -----------
       Total partners' capital                                              12,789,563         13,207,865
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $13,236,915        $13,639,093
                                                                           ===========        ===========

                           Fund III and IV Associates

                           (A Georgia Joint Venture)

                              Statements of Income

             for the Years Ended December 31, 1998, 1997, and 1996



                                               1998         1997         1996
                                          ----------      ----------   ----------
Revenues:
  Rental income                           $1,749,842      $1,640,663   $1,609,853
  Interest income                              9,368          12,308       13,024
                                          ----------      ----------   ----------
                                           1,759,210       1,652,971    1,622,877
                                          ----------      ----------   ----------
Expenses:
  Depreciation                               542,363         535,209      535,209
  Management and leasing fees                154,881         146,013      138,302
  Operating costs, net of reimbursements      62,863          36,973       60,043
  Property administration                     27,546          21,735       23,054
  Legal and accounting                        12,420          13,797       11,191
  Computer costs                                   0               0        4,569
  Amortization of organization costs               0               0           61
                                           ---------       ---------   ----------
                                             800,073         753,727      772,429
                                           ---------       ---------   ----------
Net income                                 $ 959,137       $ 899,244   $  850,448
                                           =========       =========   ==========
Net income allocated to Wells
  Real Estate Fund III                     $ 549,745       $ 515,416   $  487,448
                                           =========       =========   ==========

Net income allocated to Wells
  Real Estate Fund IV                      $ 409,392      $  383,828   $  363,000
                                           =========      ==========   ==========


                           Fund III And IV Associates

                           (A Georgia Joint Venture)

                        Statements of Partners' Capital

              for the Years Ended December 31, 1998, 1997 and 1996


                                                           Wells Real        Wells Real           Total
                                                             Estate            Estate           Partners'
                                                            Fund III          Fund IV            Capital
                                                           ----------        ----------         -----------

Balance, December 31, 1995                                 $8,234,366        $6,132,096         $14,366,462
 Net income                                                   487,448           363,000             850,448
 Partnership distributions                                   (821,876)         (612,048)         (1,433,924)
                                                           ----------        ----------         -----------
Balance, December 31, 1996                                  7,899,938         5,883,048          13,782,986
 Net income                                                   515,416           383,828             899,244
 Partnership distributions                                   (845,056)         (629,309)         (1,474,365)
                                                           ----------        ----------         -----------
Balance, December 31, 1997                                  7,570,298         5,637,567          13,207,865
 Net income                                                   549,745           409,392             959,137
 Partnership contributions                                     59,205            44,090             103,295
 Partnership distributions                                   (848,706)         (632,028)         (1,480,734)
                                                           ----------        ----------         -----------
Balance, December 31, 1998                                 $7,330,542        $5,459,021         $12,789,563
                                                           ==========        ==========         ============

                           Fund III and IV Associates

                           (A Georgia Joint Venture)

                            Statements of Cash Flows

             for the Years Ended December 31, 1998, 1997, and 1996


                                                                       1998                1997                1996
                                                                       ----                ----                ----

Cash flows from operating activities:
 Net income                                                           $   959,137         $   899,244         $   850,448
                                                                      -----------         -----------         -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                         542,363             535,209             535,209
     Changes in assets and liabilities:
       Accounts receivable                                                 33,590              40,344              46,711
       Prepaid expenses and other assets                                  (31,628)             (6,674)             18,111
       Accounts payable                                                     1,967              (3,550)              6,501
       Due to affiliates                                                   (5,427)                921              (1,133)
                                                                      -----------         -----------         -----------
         Total adjustments                                                540,865             566,250             605,399
                                                                      -----------         -----------         -----------
         Net cash provided by operating activities                      1,500,002           1,465,494           1,455,847
                                                                      -----------         -----------         -----------

Cash flows from investing activities:
 Investment in real estate                                               (111,383)                  0              (1,976)
                                                                      -----------         -----------         -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                103,295                   0                   0
 Distributions to joint venture partners                               (1,461,150)         (1,457,201)         (1,406,873)
                                                                      -----------         -----------         -----------
       Net cash used in financing activities                           (1,357,855)         (1,457,201)         (1,406,873)
                                                                      -----------         -----------         -----------
Net increase in cash and cash equivalents                                  30,764               8,293              46,998
Cash and cash equivalents, beginning of year                              306,194             297,901             250,903
                                                                      -----------         -----------         -----------
Cash and cash equivalents, end of year                                $   336,958         $   306,194         $   297,901
                                                                      ===========         ===========         ===========


 4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                                    1998        1997        1996
                                                                                 ----------   --------   ----------

Financial statement net income                                                   $  649,007   $385,224   $  731,244
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting purposes in excess of amounts
  for income tax purposes                                                           353,230    320,502      261,953

 Rental income recognized for income tax purposes in excess of amounts for
  financial reporting purposes                                                       45,896      9,634       68,420

 Expenses deductible when paid for income tax purposes, accrued for financial
  reporting purposes                                                                 (1,014)    (6,871)       4,219

 Fixed asset retirement in excess of amounts for income tax purposes                      0     (7,064)           0
 Other                                                                                  960      6,213            0
                                                                                 ----------   --------   ----------
Income tax basis net income                                                      $1,048,079   $707,638   $1,065,836
                                                                                 ==========   ========   ==========

   The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                                               1998          1997          1996
                                                                           -----------   -----------   -----------
Financial statement partners' capital                                      $15,420,884   $16,383,705   $16,743,131
Increase (decrease) in partners' capital resulting from:
 Depreciation expense for financial reporting purposes in excess of
  amounts for income tax purposes                                              996,852       643,622       323,120

 Capitalization of syndication costs for income tax purposes, which are
  accounted for as cost of capital for financial reporting purposes          2,624,555     2,624,555     2,624,555

 Accumulated rental income accrued for financial reporting purposes in
  excess of amounts for income tax purposes                                   (238,040)     (283,936)     (293,570)

 Accumulated expenses deductible when paid for income tax purposes,
  accrued for financial reporting purposes                                     120,387       121,401       128,272

 Partnership's distribution payable                                            458,724       396,991       324,495
 Other                                                                          (1,731)       (2,691)       (1,840)
                                                                           -----------   -----------   -----------
Income tax basis partners' capital                                         $19,381,631   $19,883,647   $19,848,163
                                                                           ===========   ===========   ===========

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $2,207,855
 2000                                                                        1,935,161
 2001                                                                        1,481,156
 2002                                                                          798,538
 2003                                                                          374,722
Thereafter                                                                   3,063,880
                                                                            ----------
                                                                            $9,861,312
                                                                            ==========

   Three significant tenants contributed approximately 33%, 16%, and 17% of revenues, which is either included as rental income in the accompanying statements of income or in the calculation of equity in income of joint ventures for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 43% and 19% of future minimum rental income.

   The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $1,458,240
 2000                                                                        1,478,080
 2001                                                                        1,488,000
 2002                                                                          496,000
                                                                            ----------
                                                                            $4,920,320
                                                                            ==========

   One tenant at the Atrium contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                          $249,550
 2000                                                                           249,550
 2001                                                                           249,550
 2002                                                                            20,796
                                                                               --------
                                                                               $769,446
                                                                               ========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $  733,044
 2000                                                                          701,474
 2001                                                                          654,767
 2002                                                                          335,261
 2003                                                                          121,668
Thereafter                                                                     263,613
                                                                            ----------
                                                                            $2,809,827
                                                                            ==========

   Four significant tenants contributed approximately 15%, 14%, 13%, and 12% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 31% and 14% of future minimum rental income.

   The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $ 1,784,575
 2000                                                                         1,318,671
 2001                                                                         1,157,062
 2002                                                                           937,583
 2003                                                                           634,323
Thereafter                                                                    5,303,155
                                                                            -----------
                                                                            $11,135,369
                                                                            ===========

   Two significant tenants contributed approximately 30% and 28% of rental income for the year ended December 31, 1998. In addition, one significant tenant will contribute approximately 66% of future minimum rental income.

 6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:


                                                                           1998 Quarters Ended
                                                              ---------------------------------------------
                                                              March 31  June 30   September 30  December 31
                                                              --------  -------   ------------  -----------
Revenues                                                      $255,657  $285,440      $270,116     $287,889
Net income                                                     145,730   162,589       185,563      155,125
Net income allocated to Class A limited partners               145,730   162,589       185,563      114,176
Net income allocated to Class B limited partners                     0         0             0       40,949
Net income per Class A limited partner unit                   $   0.01  $   0.01      $   0.01     $   0.00
Net income per Class B limited partner unit                       0.00      0.00          0.00         0.02
Cash distribution per Class A limited partner unit                0.02      0.02          0.02         0.02
Cash distribution per Class B limited partner unit                0.00      0.00          0.00         0.02


                                                                           1997 Quarters Ended
                                                              ---------------------------------------------
                                                              March 31  June 30   September 30  December 31
                                                              --------  -------   ------------  -----------
Revenues                                                      $199,709  $196,951      $281,182     $172,216
Net income                                                      64,405    75,417       168,471       76,931
Net income allocated to Class A limited partners                64,405    75,417       168,471       76,931
Net income per Class A limited partner unit                   $   0.00  $   0.00      $   0.01     $   0.01
Cash distribution per Class A limited partner unit                0.00      0.00          0.02         0.02

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

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                             Initial Cost
                                                                       --------------------------            Costs of
                                                                                    Buildings and          Capitalized
                     Description                        Encumbrances      Land      Improvements           Improvements
----------------------------------------------         -------------   -----------   ------------          ------------
THE ATRIUM AT NASSAU BAY (a)                                 None       $1,367,000    $10,983,000               $ 2,526,766
GREENVILLE PROJECT (b)                                       None          529,977              0                 3,646,588
880 PROPERTY--BROOKWOOD GRILL (c)                            None          523,319              0                 1,494,717
STOCKBRIDGE VILLAGE (d)                                      None        2,551,645              0                 7,860,501
G.E. LIGHTING NATIONAL CUSTOMER CENTER (e)                   None          529,546      4,158,223                   422,504
880 PROPERTY (f)                                             None        1,325,242              0                 5,698,385
                                                                       -----------   ------------              ------------

       Total                                                            $6,826,729    $15,141,223               $21,649,461
                                                                       ===========   ============              ============



                                                           Gross Amount at Which Carried at December 31, 1998
                                                       -------------------------------------------------------------------
                                                                     Buildings and   Construction
                     Description                           Land       Improvements    in Progress                 Total
----------------------------------------------         -------------   -----------   ------------               ----------

THE ATRIUM AT NASSAU BAY (a)                           $1,504,743      $13,372,023        $     0               $14,876,766
GREENVILLE PROJECT (b)                                    576,350        3,600,215              0                 4,176,565
880 PROPERTY--BROOKWOOD GRILL (c)                         745,223        1,272,813              0                 2,018,036
STOCKBRIDGE VILLAGE (d)                                 2,758,193        7,653,953              0                10,412,146
G.E. LIGHTING NATIONAL CUSTOMER CENTER (e)                573,582        4,536,691              0                 5,110,273
880 PROPERTY (f)                                        1,325,242        5,657,122         41,263                 7,023,627
                                                       ----------      -----------   ------------              ------------
       Total                                           $7,483,333      $36,092,817        $41,263               $43,617,413
                                                       ==========      ===========   ============              ============


                                                                                                             Life on Which
                                                       Accumulated     Date of          Date                 Depreciation
                     Description                       Depreciation    Construction    Acquired               Is Computed(g)
----------------------------------------------         -------------   -----------   ------------            -------------
THE ATRIUM AT NASSAU BAY (a)                          $ 5,433,962             1988       04/03/89             12 to 25 years
GREENVILLE PROJECT (b)                                    931,558             1990       06/30/90             20 to 25 years
880 PROPERTY--BROOKWOOD GRILL (c)                         329,729             1991       05/27/91             20 to 25 years
STOCKBRIDGE VILLAGE (d)                                 1,872,337             1991       04/04/91             20 to 25 years
G.E. LIGHTING NATIONAL CUSTOMER CENTER (e)                998,291             1991       07/01/92             20 to 25 years
880 PROPERTY (f)                                          884,062             1996       01/31/90             20 to 25 years
                                                      ===========      ===========   ============              ============
       Total                                          $10,449,939


                    (a) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates. The Partnership owned a 37% interest in Fund II and III Associates as of December 31, 1998.

                    (b) The Greenville Project is a two-story office building
                        located in Greenville, North Carolina, owned entirely by the Partnership.

                    (c) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by a joint venture, Fund II and III Associates. The Partnership owned a 38% interest in the 880 Property--Brookwood Grill as of December 31, 1998.

                    (d) Stockbridge Village is a 13.62-acre retail shopping
                        center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates. The Partnership owned a 57% interest in Fund III and IV Associates as of December 31, 1998.

                    (e) The G.E. Lighting National Customer Center is a 43,000-
                        square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates. The Partnership owned a 57% interest in Fund III and IV Associates as of December 31, 1998.

                    (f) The 880 Property is a 4.3-acre tract of real property
                        under development in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 9% interest in Fund II, III, VI, and VII Associates as of December 31, 1998.

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

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998



                                                                    Accumulated
                                                         Cost      Depreciation
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1996                         $42,081,600    $ 6,662,165

 1997 additions                                        1,546,767      1,869,334
 1997 deductions                                        (262,725)       (81,041)
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1997                          43,365,642      8,450,458

 1998 additions                                          251,771      1,999,481
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1998                         $43,617,413    $10,449,939
                                                     ===========   ============

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