Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND III L P
filed 1999-05-12
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            March 31, 1999         or
                               ---------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ________________________

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

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

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

Yes   X   No
     ---

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund III, L.P.
                       --------------------------------

                                     INDEX
                                     -----

                                                                         Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Balance Sheets - March 31, 1999
               and December 31, 1998....................................   3

              Statements of Income for the Three Months
               Ended March 31, 1999 and 1998............................   4

              Statement of Partner's Capital for the
               Year Ended December 31, 1998
               and the Three Months Ended March 31, 1999................   5

              Statements of Cash Flows for the Three
               Months Ended March 31, 1999 and 1998.....................   6

              Condensed Notes to Financial Statements...................   7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...........................................   8

PART II. OTHER INFORMATION..............................................  17

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

          Assets                                  March 31, 1999  December  31, 1998
          ------                                  --------------  ------------------
Real estate, at cost:
 Land                                                $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $972,001 in 1999 and $931,559
 in 1998                                               2,628,215           2,668,658
                                                     -----------         -----------

  Total real estate                                    3,204,565           3,245,008
                                                     -----------         -----------

Cash and cash equivalents                                111,245             156,648
Investment in joint ventures (Note 2)                 11,942,805          12,132,961
Due from affiliates                                      329,549             334,162
Accounts receivable                                        6,972               8,000
Prepaid expenses and other assets                         23,311              24,157
                                                     -----------         -----------

  Total assets                                       $15,618,447         $15,900,936
                                                     ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                    $    21,906         $    13,362
 Partnership distributions payable                       400,234             458,724
 Due to affiliates                                        21,386               7,966
                                                     -----------         -----------

  Total liabilities                                      443,526             480,052
                                                     -----------         -----------

Partners' capital:
  Limited Partners:
  Class A - 19,635,965 units outstanding              15,174,921          15,420,884
  Class B - 2,544,540 units outstanding                        0                   0
                                                     -----------         -----------

     Total partners' capital                          15,174,921          15,420,884
                                                     -----------         -----------

     Total liabilities and partners' capital         $15,618,447         $15,900,936
                                                     ===========         ===========

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                         Three Months Ended
                                                         ------------------
                                                 March 31, 1999       March 31, 1998
                                                 --------------       --------------
Revenues:
  Rental income                                  $      138,711       $      137,765
  Interest income                                            33                  629
  Equity in income of joint ventures (Note 2)           139,025              117,263
                                                 --------------       --------------
                                                        277,769              255,657
                                                 --------------       --------------

Expenses:
  Management and leasing fees                             6,433                8,783
  Operating costs-rental properties,
      net of tenant reimbursements                       56,423               46,357
  Depreciation                                           40,442               39,577
  Legal and accounting expenses                           5,654                4,771
  Computer expense                                        1,692                2,010
  Partnership administration                             18,206                8,429
                                                 --------------       --------------
                                                        128,850              109,927
                                                 --------------       --------------
  Net  income                                    $      148,919       $      145,730
                                                 ==============       ==============

Net income allocated to
  Class A Limited Partners                       $      148,919       $      145,730

Net loss allocated to
  Class B Limited Partners                       $            0       $            0

Net income per Class A
  Limited Partner Unit                           $         0.01       $         0.01

Net loss per Class B
  Limited Partner Unit                           $            0       $            0

Cash distribution per Class A
  Limited Partner Unit                           $         0.02       $         0.02

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED
                                MARCH 31, 1999

                                                      LIMITED PARTNERS                     TOTAL
                                     -----------------------------------------------
                                              CLASS A                 Class B             Partners'
                                     ------------------------   --------------------
                                     UNITS            Amounts   Units        Amounts       CAPITAL
                                     -----            -------   -----        -------       -------
BALANCE, DECEMBER 31, 1997           19,635,965  $ 16,383,705   2,544,540   $     0     $ 16,383,705

Net income                                    0       608,058           0    40,949          649,007
Partnership distributions                     0    (1,570,879)          0   (40,949)      (1,611,828)
                                     ----------   -----------   ---------  --------      -----------
BALANCE, DECEMBER 31, 1998           19,635,965   15,420,884   2,544,540          0       15,420,884


Net income                                    0       148,919           0         0          148,919
Partnership distributions                     0      (394,882)          0         0         (394,882)
                                     ----------   -----------   ---------  --------      -----------
BALANCE, MARCH 31, 1999              19,635,965  $ 15,174,921   2,544,540  $      0     $ 15,174,921
                                     ==========   ===========   =========  ========      ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                    March 31, 1999               March 31, 1998
                                                                    --------------               --------------
Cash flows from operating activities:
 Net income                                                         $     148,919                $     145,730
 Adjustments to reconcile net income to net     cash
  provided by operating activities:
   Equity in income of joint ventures                                    (139,025)                    (117,263)
   Depreciation                                                            40,442                       39,577
   Changes in assets and liabilities:
     Accounts receivable                                                    1,027                        7,687
     Prepaids and other assets                                                846                         (852)
     Accounts payable                                                       8,543                       16,345
     Due to affiliates                                                     13,420                       29,529
                                                                        ---------                    ---------
      Net cash provided by operating activities                            74,172                      120,753
                                                                        ---------                    ---------

Cash flow from investing activities:
 Investment in joint ventures                                                   0                     (109,410)
 Distributions received from joint ventures                               333,796                      311,787
                                                                        ---------                    ---------
      Net cash provided by investing activities                           333,796                      202,377

Cash flow from financing activities:
 Partnership distribution paid                                           (453,371)                    (394,709)
                                                                        ---------                    ---------

Net decrease in cash and cash equivalents                                 (45,403)                     (71,579)

Cash and cash equivalents, beginning of year                              156,648                      216,961
                                                                        ---------                    ---------

Cash and cash equivalents, end of period                            $     111,245                $     145,382
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

     As of March 31, 1999, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned directly by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned directly by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund III, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $277,769 for the three months ended March 31, 1999, with an occupancy rate of 95.6%, as compared to $255,657 for the three months ended March 31, 1998 with an occupancy rate of 95.7%. The increase for 1999 over 1998 was due to increased income from joint ventures, primarily 880 Holcomb Bridge and Stockbridge Village.

     Expenses of the Partnership increased from $109,927 for the three months ended March 31, 1998, to $128,850 for the three months ended March 31, 1999. The increase in expenses was due primarily to increased partnership administrative costs.

     Net cash provided from operating activities decreased from $120,753 in 1998 to $74,172 in 1999, due to changes in receivables and payables. Distributions received from joint ventures and distributions paid to limited partners increased and therefore, cash and cash equivalents remained relatively stable.

     The Partnership made cash distributions to the Limited Partners hold Class A Units of $.02 per Class A Unit for the three months ended March 31, 1999 and for the three months ended March 31, 1998. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended March 31, 1999 and 1998.

     The Partnership's distributions paid and payable through the first quarter of 1999 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

     The Partnership is unaware of any know demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnerships' affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminary determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e. microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999, so that the Partnership will have accurate hard-copy investor information.

PROPERTY OPERATIONS
-------------------

As of March 31, 1999, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                                                           Three Months Ended
                                                                           ------------------
                                                            March 31, 1999                   March 31, 1998
                                                            --------------                   --------------
Revenues:
 Rental income                                               $   138,711                     $  137,765
                                                                --------                       --------

Expenses:
 Depreciation                                                     40,442                         39,577
 Management & leasing expenses                                    14,228                         16,974
 Other operating expenses                                         48,628                         38,166
                                                                --------                       --------
                                                                 103,298                         94,717
                                                                --------                       --------

Net income                                                   $    35,413                     $   43,048
                                                                ========                       ========

Occupied %                                                          78.5%                            92%
Partnership's Ownership %                                            100%                           100%

Cash generated to the Partnership                            $    78,664                     $   91,582

Net income generated to the Partnership                      $    35,413                     $   43,048

Rental income increased slightly as of March 31, 1999, as compared to the same period in 1998, even though occupancy decreased due to increased rental renewal rates and a one time adjustment to straight-line rental income as IBM released part of their space to another tenant at a different term. Operating expenses increased in 1999, as compared to 1998, due primarily to parking lot repairs. As a result, net income and cash generated decreased for the three months ended March 31, 1999, as compared to the same period in 1998.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                Three Months Ended
                                        -----------------------------------
                                         March 31, 1999     March 31, 1998
                                        ----------------   ----------------
  Revenues:
   Rental income                          $   367,536        $   367,536
                                              -------            -------

  Expenses:
   Depreciation                               214,105            216,930
   Management & leasing expenses               44,774             44,488
   Other operating expenses                   196,170            158,431
                                          -----------        -----------
                                              455,049            419,849
                                          -----------        -----------

  Net (loss)                              $   (87,513)       $   (52,313)
                                          ===========        ===========

  Occupied %                                      100%               100%
  Partnership's Ownership %                      38.7%              38.7%

  Cash distributions to the Partnership   $    56,587        $    71,307

  Net loss allocated to the Partnership   $   (33,868)       $   (20,245)

  Rental income and occupancy remained the same for the three months ended March 31, 1999 and 1998. Expenses increased due to additional landscaping and HVAC repairs in 1999, and a reimbursement of tenant improvements of approximately $12,000 received from Boeing in 1998 that reduced expenses for that year. As a result, net loss increased and cash distributions to the Partnership decreased for the period ended March 31, 1999.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                Three Months Ended
                                        -----------------------------------
                                         March 31, 1999     March 31, 1998
                                        ----------------   ----------------

  Revenues:
   Rental income                          $    56,188        $    56,338
   Equity in income of joint venture           33,056             16,131
                                          -----------        -----------
                                               89,244             72,469
                                          -----------        -----------
  Expenses:
   Depreciation                                13,503             13,503
   Management & leasing expenses                8,728              7,033
   Other operating expenses                     5,525              5,229
                                          -----------        -----------
                                               27,756             25,765
                                          -----------        -----------

  Net income                              $    61,488        $    46,704
                                          ===========        ===========

  Occupied %                                      100%               100%
  Partnership's Ownership %                      37.7%              37.7%

  Cash distributions to the Partnership   $    39,519        $    34,813

  Net income allocated to the Partnership $    23,150        $    17,584

  Revenues have increased for the three months ended March 31, 1999, as compared to 1998, due primarily to the increase in equity in income of joint venture, which is the result of increased occupancy at the Holcomb Bridge Property for the full three months of 1999, as compared to 1998. Expenses remained relatively stable with a minor increase in leasing expense. As a result, net income and cash distributions to the Partnership increased for the three months ended March 31, 1999, as compared to the same period of 1998.

Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
-----------------------------------------------------------------

                                                   Three Months Ended
                                           -----------------------------------
                                            March 31, 1999     March 31, 1998
                                           ----------------   ----------------
     Revenues:
     Rental income                           $   230,063        $   213,235
                                                --------           --------

     Expenses:
       Depreciation                               94,129             93,904
       Management & leasing expenses              38,874             29,364
       Other operating expenses                   24,394             23,033
                                                --------           --------
                                                 157,397            146,301
                                                --------           --------

     Net income                              $    72,666        $    66,934
                                                ========           ========

     Occupied %                                       94%              94.1%

     Partnership Ownership %                         9.1%               9.1%

     Cash Distribution to the Fund II -
          Fund III Joint Venture             $    35,418        $    41,168

     Net Income Allocated to the
       Fund II - Fund III Joint Venture      $    33,056        $    16,131

     The Partnership holds a 37.65% ownership in the Fund II - Fund III Joint Venture. While occupancy remained the same at March 31, 1999 and March 31, 1998, rental income, management and leasing fees and net income have increased in 1999, as compared to 1998, due primarily to two tenants occupying space at the property late in the first quarter of 1998.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------


                                               Three Months Ended
                                        -----------------------------------
                                         March 31, 1999     March 31, 1998
                                        ----------------   ----------------
Revenues:
Rental Income                           $   131,856        $   131,856
                                            -------            -------

Expenses:
  Depreciation                               49,059             49,053
  Management & leasing expenses              10,095             10,014
  Other operating expenses                    1,245             15,455
                                            -------            -------
                                             60,399             74,522
                                            -------            -------

Net income                              $    71,457        $    57,334
                                            =======            =======

Occupied %                                      100%               100%

Partnership Ownership %                        57.2%              57.3%

Cash Distribution to Partnership        $    72,793        $    63,249

Net Income allocated to the Partnership $    40,933        $    32,862



Rental income has remained constant for 1999 and 1998. Net income and cash distributions generated from the G.E. Building increased in the first quarter of 1999, as compared to the same period for 1998, due primarily to a decrease in expenses resulting from an extraordinary roof repair in 1998.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by Wells Fund IV, which increased the Partnership's ownership in the Fund III - Fund IV Joint Venture and decreased Wells Fund III's ownership.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                    Three Months Ended
                                             -----------------------------------
                                              March 31, 1999     March 31, 1998
                                             ----------------   ----------------
     Revenues:
     Rental Income                           $   325,170        $   285,364
     Interest Income                               3,500              1,965
                                                 -------            -------
                                                 328,670            287,329
                                                 -------            -------

     Expenses:
      Depreciation                                88,184             84,747
      Management & leasing expenses               33,184             28,463
      Other operating expenses                    17,338             21,708
                                                 -------            -------
                                                 138,706            134,918
                                                 -------            -------

     Net income                              $   189,964        $   152,411
                                                 =======            =======

     Occupied %                                      100%                93%

     Partnership Ownership %                        57.2%              57.3%

     Cash Distribution to Partnership        $   160,283        $   123,483

     Net Income allocated to the
       Partnership                           $   108,809        $    87,063

Rental income, management and leasing expenses, net income and cash distributions increased in 1999 as compared to 1998, due primarily to increased occupancy and lease renewals.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by the Wells Fund IV, which increased Wells Fund IV's ownership in the Fund III - Fund IV Joint Venture and decreased the Partnership's ownership.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND III, L.P.
                                           (Registrant)
Dated: May 11, 1999                        By: /s/Leo F. Wells, III
                                               --------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President
                                           and Chief Financial
                                           Officer of Wells Capital, Inc.