Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND III L P
filed 1999-08-16
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1999     or
                                  ----------------------  -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               -----------------------  -----------------------
Commission file number                            0-18407
                       --------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                   58-1800833
-------------------------------         ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia           30092
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


                                     INDEX
                                     -----




                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - June 30, 1999
                   and December 31, 1998........................................................  3

                  Statements of Income for the Six Months
                   and Three Months
                   Ended June 30, 1999 and 1998.................................................  4

                  Statement of Partner's Capital for the
                   Six Months Ended June 30, 1999
                   and the Year Ended December 31, 1998.........................................  5

                  Statements of Cash Flows for the Six
                   Months Ended June 30, 1999 and 1998..........................................  6

                  Condensed Notes to Financial Statements.......................................  7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...................................................................  8

PART II. OTHER INFORMATION...................................................................... 17


                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                        Assets                     June 30, 1999  December  31, 1998
                        ------                     -------------  ------------------
Real estate, at cost:
 Land                                               $   576,350     $   576,350
 Building and improvements, less accumulated
 depreciation of $1,012,443 in 1999 and $931,559
 in 1998                                              2,587,773       2,668,658
                                                    -----------     -----------

  Total real estate                                   3,164,123       3,245,008
                                                    -----------     -----------

Cash and cash equivalents                               100,112         156,648
Investment in joint ventures (Note 2)                11,755,975      12,132,961
Due from affiliates                                     366,113         334,162
Accounts receivable                                      15,979           8,000
Prepaid expenses and other assets                        17,671          24,157
                                                    -----------     -----------

  Total assets                                      $15,419,973     $15,900,936
                                                    ===========     ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                   $    20,717     $    13,362
 Partnership distributions payable                      398,353         458,724
 Due to affiliates                                            0           7,966
                                                    -----------     -----------

  Total liabilities                                     419,070         480,052
                                                    -----------     -----------

Partners' capital:
 Limited Partners:
  Class A - 19,635,965 units outstanding             15,000,903      15,420,884
  Class B - 2,544,540 units outstanding                       0               0
                                                    -----------     -----------

     Total partners' capital                         15,000,903      15,420,884
                                                    -----------     -----------

     Total liabilities and partners' capital        $15,419,973     $15,900,936
                                                    ===========     ===========


            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME




                                                 Three Months Ended                    Six Months Ended
                                       -----------------------------------       -----------------------------------
                                       June 30, 1999         June 30, 1998        June 30,1999         June 30, 1998
                                       -------------         -------------       -------------         --------------
Revenues:
  Rental income                             $133,449            $139,893             $272,160            $277,658
  Equity in earnings of joint
   ventures (Note 2)                         179,282             145,157              318,307             262,420
  Interest income                                (46)                390                  (13)              1,019
                                            --------            --------             --------            --------
                                             312,685             285,440              590,454             541,097
                                            --------            --------             --------            --------

Expenses:
  Management & leasing fees                    9,778              10,983               16,211              19,766
  Operating costs-rental
   property                                   21,550              48,244               77,974              94,601
  Depreciation                                40,443              39,577               80,885              79,154
  Legal & accounting                           6,993               9,148               12,647              13,919
  Computer costs                               1,477               1,838                3,169               3,848
  Partnership administration                  13,462              13,061               31,667              21,490
                                            --------            --------             --------            --------
                                              93,703             122,851              222,553             232,778
                                            --------            --------             --------            --------
  Net income                                $218,982            $162,589             $367,901            $308,319
                                            ========            ========             ========            ========
Net income allocated to
  General Partners                          $      0            $      0             $      0            $      0

Net income allocated to Class
  A Limited Partners                        $218,982            $162,589             $367,901            $308,319

Net loss allocated to Class B
  Limited Partners                          $      0            $      0             $      0            $      0

Net income per Class A
 Limited Partner Unit                       $    .01            $    .01             $   0.02            $   0.02

Net loss per Class B
  Limited Partner Unit                      $   0.00            $  (0.00)            $  (0.00)           $  (0.00)

Cash distribution per Class A
  Limited Partner Unit                      $   0.02            $   0.02             $   0.04            $   0.04


            See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1999






                                                  Limited Partners
                                     ----------------------------------------------------
                                             Class A                      Class B               Total
                                     ---------------------------     --------------------      Partners'
                                       Units          Amounts          Units      Amounts       Capital
                                     ----------      -----------     ----------   -------     -----------
BALANCE, December 31, 1997           19,635,965       $16,383,705      2,544,540     $0       $16,383,705

  Net income                                  0           608,058              0      0           608,058
  Partnership distributions                   0        (1,570,879)             0      0        (1,570,879)
                                     ----------       -----------      ---------     --       -----------
BALANCE, December 31, 1998           19,635,965        15,420,884      2,544,540      0        15,420,884

  Net income                                  0           367,901              0      0           367,901
  Partnership distributions                   0          (787,882)             0      0          (787,882)
                                     ----------       -----------      ---------     --       -----------
BALANCE, June 30, 1999               19,635,965       $15,000,903      2,544,540     $0       $15,000,903
                                     ==========       ===========      =========     ==       ===========




           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS




                                                                          Six Months Ended
                                                               -------------------------------------
                                                               June 30, 1999           June 30, 1998
                                                               -------------           -------------
Cash flows from operating activities:
 Net income                                                       $367,901                 $308,319
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Equity in income of joint ventures                             (318,307)                (262,420)
   Depreciation                                                     80,885                   79,154
   Changes in assets and liabilities:
     Accounts receivable                                            (7,980)                  13,927
     Prepaids and other assets                                       6,485                  (12,316)
     Accounts payable                                                7,353                   14,426
     Due to affiliates                                              (7,966)                   4,877
                                                                  --------                 --------
      Net cash provided by operating activities                    128,371                  145,967
                                                                  --------                 --------
Cash flow from investing activities:
 Investment in joint ventures                                            0                  (79,491)
 Distributions received from joint ventures                        663,345                  604,639
                                                                  --------                 --------
      Net cash provided by investing activities                    663,345                  525,148

Cash flow from financing activities:
 Partnership distribution paid                                    (848,252)                (765,645)
                                                                  --------                 --------
Net decrease in cash and cash equivalents                          (56,536)                 (94,530)

Cash and cash equivalents, beginning of year                       156,648                  216,961
                                                                  --------                 --------
Cash and cash equivalents, end of period                          $100,112                 $122,431
                                                                  ========                 ========

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


     As of June 30, 1999, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned directly by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned directly by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) the Holcomb Bridge Road Property, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.


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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1999, the properties owned by the Partnership were 94% occupied. Gross revenues of the Partnership were $590,454 for the six months ended June 30, 1999, as compared to $541,097 for the six months
     ended June 30, 1998.   The increase for 1999 over 1998 was due to increased
     income from joint ventures, primarily the 880 Holcomb Bridge Road Property and Stockbridge Village.

     Expenses of the Partnership decreased from $232,778 for the six months ended June 30, 1998, to $222,553 for the six months ended June 30, 1999. The decrease in expenses was due primarily to common area maintenance billings. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

     Net cash provided by operating activities decreased slightly in 1999 compared to 1998. Net cash provided by investing activities increased from $525,148 in 1998, to $663,428 in 1999, due to increased distributions from joint ventures and no additional investments in joint ventures. Distributions to limited partners increased from $765,645 in 1998 to $843,029 in 1999. As a result cash and cash equivalents decreased for the six months ended June 30, 1999, as compared to the same period of 1998.

     The Partnership's distributions paid and payable through the second quarter of 1999 have been paid from net cash from operations and from distributions received from its investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

     The Partnership is unaware of any know demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.


     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999 all testing of systems has been completed.

     As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following properties:

The Greenville Property - Fund III
----------------------------------


                                        Three Months Ended                         Six Months Ended
                                  ----------------------------------       -------------------------------
                                  June 30, 1999        June 30, 1998       June 30, 1999     June 30, 1998
                                  -------------        -------------       -------------     -------------
Revenues:
 Rental income                     $133,449                $139,893          $272,160          $277,658
                                   --------                --------          --------          --------
Expenses:
 Depreciation                        40,443                  39,577            80,885            79,154
 Management & leasing expenses       18,656                  19,995            35,225            36,969
 Other operating expenses            12,673                  39,232            58,960            77,398
                                   --------                --------          --------          --------
                                     71,772                  98,804           175,070           193,521
                                   --------                --------          --------          --------
Net  income                        $ 61,677                $ 41,089          $ 97,090          $ 84,137
                                   ========                ========          ========          ========
Occupied %                             78.5%                   92.0%             78.5%             92.0%

Partnership Ownership %               100.0%                  100.0%            100.0%            100.0%

Cash generated to the Partnership  $105,949                $ 90,209          $184,613          $181,791

Net income generated to the
 Partnership                       $ 61,677                $ 41,089          $ 97,090          $ 84,137



Rental income decreased from 1999 to 1998, due to the decline in occupancy from 92% to 78.5%. Other operating expenses decreased significantly due to annual common area maintenance billing in 1999 and a substantial HVAC reimbursement of $45,000 for overtime usage in 1998.

Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------


                                             Three Months Ended                      Six Months Ended
                                       ----------------------------------      -------------------------------
                                       June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                       -------------        -------------      -------------     -------------
Revenues:
 Rental income                           $367,536             $367,536           $ 735,072         $ 735,072
 Interest income                                0               13,280                   0            13,280
                                         --------             --------           ---------         ---------
                                          367,536              380,816             735,072           748,352
                                         --------             --------           ---------         ---------
Expenses:
 Depreciation                             219,755              216,930             433,860           433,860
 Management & leasing expenses             44,869               44,679              89,643            89,167
 Other operating expenses                 117,325              183,393             313,495           341,824
                                         --------             --------           ---------         ---------
                                          381,949              445,002             836,998           864,851
                                         --------             --------           ---------         ---------
Net  (loss)                              $(14,413)            $(64,186)          $(101,926)        $(116,499)
                                         ========             ========           =========         =========
Occupied %                                  100.0%               100.0%              100.0%            100.0%

Partnership Ownership %                      38.7%                38.7%               38.7%             38.7%

Cash distributed to the Partnership      $ 82,335             $ 66,712           $ 138,922         $ 138,019

Net loss allocated to the
 Partnership                             $ (5,578)            $(24,840)          $ (39,446)        $ (45,085)




Rental income remained relatively stable in 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, are due to increased common area maintenance billings to tenants that were under estimated in 1998.

Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                             Three Months Ended                      Six Months Ended
                                       ----------------------------------      -------------------------------
                                       June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                       -------------        -------------      -------------     -------------
Revenues:
 Rental income                            $56,187              $ 56,037            $112,375         $112,375
 Equity in income of joint venture          6,248                16,943              39,304           33,074
                                          -------              --------            --------         --------
                                           62,435                72,980             151,679          145,449
                                          -------              --------            --------         --------
Expenses:
 Depreciation                              13,503                13,503              27,006           27,006
 Management & leasing expenses              7,955                 6,492              16,683           13,525
 Other operating expenses                     805               (23,721)              6,330          (18,492)
                                          -------              --------            --------         --------
                                           22,263                (3,726)             50,019           22,039
                                          -------              --------            --------         --------
Net income                                $40,172              $ 76,706            $101,660         $123,410
                                          =======              ========            ========         ========
Occupied %                                  100.0%                100.0%              100.0%           100.0%

Partnership Ownership %                      37.7%                 37.7%               37.7%            37.7%

Cash distributed to the Partnership       $30,184               $46,112            $ 69,703         $ 80,925

Net income allocated to the
 Partnership                              $15,125               $28,880            $ 38,275         $ 46,464



Operating expenses increased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to the billing of reimbursements during the second quarter in 1998. As a result, net income and cash distributions to the Partnership decreased for the six months ended June 30, 1999, as compared to the same period in 1998.

Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------



                                             Three Months Ended                      Six Months Ended
                                       ----------------------------------      -------------------------------
                                       June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                       -------------        -------------      -------------     -------------
Revenues:
 Rental income                           $227,761              $208,645             $457,824        $421,880
                                         --------              --------             --------        --------
Expenses:
 Depreciation                              94,128                94,129              188,257         188,033
 Management & leasing expenses             42,063                29,888               80,937          59,252
 Other operating expenses                     387                13,797               24,781          36,830
                                         --------              --------             --------        --------
                                          136,578               137,814              293,975         284,115
                                         --------              --------             --------        --------
Net income                               $ 91,183              $ 70,831             $163,849        $137,765
                                         ========              ========             ========        ========
Occupied %                                     94%                  100%                  94%          100.0%

Partnership Ownership %                       9.1%                11.57%                 9.1%          11.57%

Cash distributed to the Fund II -
    Fund III Joint Venture               $ 46,181              $ 41,990             $ 81,600        $ 83,158

Net income allocated to the
 Fund II - Fund III Joint Venture        $  6,248              $ 16,943             $ 39,304        $ 33,074




Rental income has increased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to a underestimate of straight line rent adjustments in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------



                                             Three Months Ended                      Six Months Ended
                                       ----------------------------------      -------------------------------
                                       June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                       -------------        -------------      -------------     -------------
Revenues:
 Rental income                           $131,856              $131,856           $263,712          $263,712
                                         --------              --------           --------          --------
Expenses:
 Depreciation                              49,053                49,053             98,112            98,106
 Management & leasing expenses             10,179                10,095             20,274            20,109
 Other operating expenses                   2,113                    97              3,358            15,552
                                         --------              --------           --------          --------
                                           61,345                59,245            121,744           133,767
                                         --------              --------           --------          --------

Net income                               $ 70,511              $ 72,611           $141,968          $129,945
                                         ========              ========           ========          ========

Occupied %                                  100.0%                100.0%             100.0%            100.0%

Partnership Ownership %                      57.2%                 57.3%              57.2%             57.3%

Cash distributed to the Partnership      $ 73,674              $ 73,494           $146,467          $136,743

Net income allocated to the
 Partnership                             $ 40,341              $ 41,618           $ 81,274          $ 74,480


Rental income has remained constant for 1999 and 1998. Net income and cash distributions generated from the G.E. Building increased for the six months ended June 30, 1999, as compared to the same period in 1998, due to increased expenses for extraordinary roof repairs in the first quarter of 1998.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by Wells Fund IV, which decreased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------




                                             Three Months Ended                      Six Months Ended
                                       ----------------------------------      -------------------------------
                                       June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                       -------------        -------------      -------------     -------------
Revenues:
 Rental income                           $321,880               $300,521            $647,050        $585,885
 Interest income                            2,800                  1,965               6,300           3,930
                                         --------               --------            --------        --------
                                          324,680                302,486             653,350         589,815
                                         --------               --------            --------        --------
Expenses:
 Depreciation                              89,126                 86,120             177,310         170,867
 Management & leasing expenses             29,466                 26,360              62,650          54,823
 Other operating expenses                 (20,081)                16,925              (2,743)         38,633
                                         --------               --------            --------        --------
                                           98,511                129,405             237,217         264,323
                                         --------               --------            --------        --------

Net income                               $226,169               $173,081            $416,133        $325,492
                                         ========               ========            ========        ========
Occupied %                                    100%                    97%                100%             97%

Partnership Ownership %                      57.2%                  57.3%               57.2%           57.3%

Cash distributed to the Partnership      $179,920               $146,046            $340,203        $269,528

Net income allocated to the
 Partnership                             $129,395               $ 99,175            $238,204        $186,561




Rental income increased for the six months ended June 30, 1999, as compared to the same period in 1998, due to increased rental renewal rates and increased occupancy. Other operating expenses decreased due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants and decreased expenditures for property taxes and parking lot repairs. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by the Wells Fund IV, which decreased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

                          PART  II - OTHER INFORMATION
                          ----------------------------


Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1999.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WELLS REAL ESTATE FUND III, L.P.
                              (Registrant)
Dated:  August 10, 1999       By:  /s/Leo F. Wells, III
                                   --------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President
                              and Chief Financial
                              Officer of Wells Capital, Inc.