Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND III L P
filed 1999-11-12
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           September 30, 1999                 or
                               -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________to _________________________

Commission file number                  0-18407
                       --------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                     58-1800833
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
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

                                     INDEX
                                     -----

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

               Balance Sheets - September 30, 1999
                  and December 31, 1998.....................................   3

               Statements of Income for the Three Months and Nine Months
                  Ended September 30, 1999 and 1998.........................   4

               Statement of Partner's Capital for the
                  Nine Months Ended September 30, 1999
                  and the Year Ended December 31, 1998......................   5

               Statements of Cash Flows for the Nine
                  Months Ended September 30, 1999 and 1998..................   6

               Condensed Notes to Financial Statements......................   7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...............................................   8

PART II.  OTHER INFORMATION.................................................  17

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

              Assets                                September 30, 1999   December  31, 1998
              ------                                ------------------   ------------------
Real estate, at cost:
 Land                                                      $   576,350         $   576,350
 Building and improvements, less accumulated
  depreciation of $1,052,887 in 1999 and $931,559
  in 1998                                                    2,547,331           2,668,658
                                                           -----------         -----------

  Total real estate                                          3,123,681           3,245,008
                                                           -----------         -----------

Cash and cash equivalents                                      161,118             156,648
Investment in joint ventures (Note 2)                       11,559,998          12,132,961
Due from affiliates                                            334,530             334,162
Accounts receivable                                             11,531               8,000
Prepaid expenses and other assets                               24,357              24,157
                                                           -----------         -----------

  Total assets                                             $15,215,215         $15,900,936
                                                           ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                          $    27,399         $    13,362
 Partnership distributions payable                             403,403             458,724
 Due to affiliates                                                   0               7,966
                                                           -----------         -----------

  Total liabilities                                            430,802             480,052
                                                           -----------         -----------

Partners' capital:
  Limited Partners:
  Class A - 19,635,965 units outstanding                    14,784,413          15,420,884
  Class B - 2,544,540 units outstanding                              0                   0
                                                           -----------         -----------

     Total partners' capital                                14,784,413          15,420,884
                                                           -----------         -----------

     Total liabilities and partners' capital               $15,215,215         $15,900,936
                                                           ===========         ===========

           See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                             Three Months Ended                      Nine Months Ended
                                   --------------------------------------  --------------------------------------
                                   September 30, 1999  September 30, 1998  September 30, 1999  September 30,1998
                                   ------------------  ------------------  ------------------  ------------------
Revenues:
 Rental income                             $138,090           $150,184            $410,250           $427,842
 Equity in income of
  joint ventures (Note 2)                   135,083            119,907             453,390            382,327
  Interest income                                36                 25                  23              1,044
                                           --------           --------            --------           --------
                                            273,209            270,116             863,663            811,213
                                           --------           --------            --------           --------

Expenses:
 Management and leasing fees                 18,747             29,656              53,972             66,625
 Operating costs - rental
  property                                   23,777            (13,861)             82,735             63,538

 Depreciation and Amortization               40,444             45,018             121,329            124,172
 Legal and Accounting                           199                531              12,846             14,450
 Computer costs                               2,158              2,325               5,327              6,173
 Partnership administration                  11,376             20,883              43,043             42,373
                                           --------           --------            --------           --------
                                             96,699             84,553             319,252            317,331
                                           --------           --------            --------           --------
Net income                                 $176,510           $185,563            $544,411           $493,882
                                           ========           ========            ========           ========

Net income allocated to
 General Partners                          $      0           $      0            $      0           $      0

Net  income allocated to
 Class A Limited Partners                  $176,510           $185,563            $544,411           $493,882

Net loss allocated to Class
 B Limited Partners                        $      0           $      0            $      0           $      0

Net income per Class A
 Limited Partner Unit                      $   0.01           $   0.01            $   0.03           $   0.03

Net loss per Class B Limited
 Partner Unit                              $      0           $      0            $      0           $      0

Cash distribution per Class A
 Limited Partner Unit                      $   0.02           $   0.02            $   0.06           $   0.06

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1999


                                                    Limited Partners                      Total
                                     -----------------------------------------------
                                              Class A                 Class B           Partners'
                                     -------------------------  --------------------
                                       Units        Amounts       Units     Amounts      Capital
                                     ----------  -------------  ---------  ---------  -------------
BALANCE, December 31, 1997           19,635,965   $16,383,705   2,544,540         0    $16,383,705

   Net income                                 0       608,058           0    40,949        649,007
   Partnership distributions                  0    (1,570,879)          0   (40,949)    (1,611,828)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, December 31, 1998           19,635,965   $15,420,884   2,544,540         0    $15,420,884
                                     ----------   -----------   ---------  --------    -----------

   Net income                                 0       544,410           0         0        544,410
   Partnership distributions                  0    (1,180,881)          0         0     (1,180,881)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, September 30, 1999          19,635,965   $14,784,413   2,544,540  $      0    $14,784,413
                                     ==========   ===========   =========  ========    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended
                                                      -----------------------------------------------
                                                        September 30, 1999       September 30, 1998
                                                      -----------------------  ----------------------
Cash flows from operating activities:
 Net income                                                      $   544,411             $   493,882
 Adjustments to reconcile net income to net cash
    provided by operating activities:
       Equity in income of joint ventures                           (453,390)               (382,327)
       Depreciation and Amortization                                 121,329                 124,172
       Changes in assets and liabilities:
         Accounts receivable                                          (3,531)                 29,653
         Prepaids and other assets                                   (   200)                (14,571)
         Accounts payable                                             14,037                  22,307
         Due to affiliates                                            (7,966)                 20,169
                                                                 -----------             -----------
           Net cash provided by operating activities                 214,690                 293,285
                                                                 -----------             -----------

Cash flow from investing activities:
 Investment in joint ventures                                              0                 (93,820)
 Distributions received from joint ventures                        1,025,985                 941,306
                                                                 -----------             -----------
           Net cash provided by investing activities               1,025,985                 847,486

Cash flow from financing activities:
 Partnership distributions paid                                   (1,236,205)             (1,158,281)
                                                                 -----------             -----------

Net increase in cash and cash equivalents                              4,470                  17,510

Cash and cash equivalents, beginning of year                         156,648                 216,961
                                                                 -----------             -----------

Cash and cash equivalents, end of period                         $   161,118             $   199,451
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

     As of September 30, 1999, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by The Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) the Holcomb Bridge Road Property, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

     Results in Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1999, the properties owned by the Partnership were 94% occupied. Gross revenues of the Partnership were $863,663 for the nine months ended September 30, 1999, as compared to $811,213 for the nine months ended September 30, 1998. The increase for 1999, over 1998, was due to increased income from joint ventures, primarily the 880 Holcomb Bridge Road Property and Stockbridge Village.

     Expenses of the Partnership remained relatively stable for the nine months ended September 30, 1999, but increased from $84,553 for the three months ended September 30, 1998, to $96,699 for the three months ended September 30, 1999, due to timing differences in the prior year common area maintenance reconciliation.

     Net cash provided by operating activities decreased in 1999, compared to 1998. Net cash provided by investing activities increased from $847,486 in 1998, to $1,025,985 in 1999, due to the increased distributions from joint ventures. Distributions to limited partners increased from $1,158,281 in 1998 to $1,236,205 in 1999. As a result, cash and cash equivalents increased for the nine months ended September 30, 1999.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.02 per Class A Unit for the three months ended September 30, 1999 and 1998. No cash distributions were made to the Limited Partners holding Class B Units or the General Partners for the nine months ended September 30, 1999 and 1998.

     The Partnership's distributions paid and payable through the third quarter of 1999 have been paid from net cash from operations and from distributions received from its investments in joint ventures.

     The Partnership has recently been notified that General Electric has elected not to renew its current lease for the G.E. Building, which expires March 31, 2000. Management has recently begun efforts to market and lease this building to one or more new tenants. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $750,000, which may vary significantly depending upon the ultimate tenant or tenants actually obtained for this property. It is likely that these costs will be required to be funded out of cash from operations of the Partnership and Wells Fund IV, which is likely to cause a substantial reduction to distributions payable to Limited Partners in the year 2000.


     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

     As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year

     2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers, such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of September 30, 1999, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                         $138,090             $150,184             $410,250             $427,842
                                        --------             --------             --------             --------
Expenses:
  Depreciation                            40,442               45,018              121,327              124,172
  Management and leasing
        expenses                          18,747               29,656               53,972               66,625
  Other operating expenses                23,777              (13,861)              82,737               63,537
                                        --------             --------             --------             --------
                                          82,966               60,813              258,036              254,334
                                        --------             --------             --------             --------

Net income                              $ 55,124             $ 89,371             $152,214             $173,508
                                        ========             ========             ========             ========

Occupied %                                  78.5%                  92%                78.5%                  92%

Partnership's Ownership %                    100%                 100%                 100%                 100%

Cash generated to the
  Partnership                           $ 98,884             $128,433             $283,497             $310,224

Net income allocated to the
  Partnership                           $ 55,124             $ 89,371             $152,214             $173,508

Rental income decreased for the nine month period ended September 30, 1999, as compared to the same period in 1998, due to a decline in occupancy from 92% to 78.5%. Operating expenses increased for the three month and nine month period ended September 30, 1999, due to additional tenant reimbursements of approximately $63,000 during the third quarter of 1998.

Boeing at The Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                            $367,536             $367,536           $1,102,608           $1,102,608
  Other income                                    0                    0                    0               13,280
                                           --------             --------           ----------           ----------
                                            367,536              367,536            1,102,608            1,115,888
                                           --------             --------           ----------           ----------
Expenses:
  Depreciation                              216,930              216,930              650,790              650,790
  Management and leasing
        expenses                             45,060               44,775              134,703              133,942
  Other operating expenses                  185,397              174,424              498,892              516,248
                                           --------             --------           ----------           ----------
                                            447,387              436,129            1,284,385            1,300,980
                                           --------             --------           ----------           ----------

Net (loss)                                 $(79,851)            $(68,593)          $ (181,777)          $ (185,092)
                                           ========             ========           ==========           ==========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                      38.7%                38.7%                38.7%                38.7%

Cash distributions to the
  Partnership                              $ 65,387             $ 65,091           $  204,309           $  203,110

Net loss allocated
  to the Partnership                       $(30,903)            $(26,582)          $  (70,348)          $  (71,667)

Rental income remained stable for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. Operating expenses decreased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to increased common area maintenance billings to the tenants that were under estimated in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                         $56,188              $56,488             $168,563             $168,863
  Equity income of
    joint venture                        23,307               20,308               62,611               53,382
                                        -------              -------             --------             --------
                                         79,495               76,796              231,174              222,245
                                        -------              -------             --------             --------
Expenses:
  Depreciation                           13,503               13,503               40,509               40,509
  Management and leasing
        expenses                          6,704                6,250               23,387               19,775
  Other operating expenses                2,467                8,271                8,797              (10,221)
                                        -------              -------             --------             --------
                                         22,674               28,024               72,693               50,063
                                        -------              -------             --------             --------

Net income                              $56,821              $48,772             $158,481             $172,182
                                        =======              =======             ========             ========

Occupied %                                  100%                 100%                 100%                 100%

Partnership's Ownership %                  37.7%                37.7%                37.7%                37.7%

Cash distributions  to the
  Partnership                           $35,993              $35,220             $105,696             $116,145

Net income allocated to the
  Partnership                           $21,393              $17,911             $ 59,668             $ 64,375

Although rental income remained relatively stable, total revenues increased for the three month and nine month periods ended September 30, 1999, as compared to the same periods in 1998, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Road property became more profitable this year.

Operating expenses increased for the nine months ended September 30, 1999, as compared to the same periods in 1998, due primarily to a change in the rental agreement of billing water reimbursements to the tenant in 1998, which was overestimated for the year.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                     Three Months  Ended              Nine Months Ended
                                                ------------------------------  ------------------------------
                                                Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                --------------  --------------  --------------  --------------
Revenues:
Rental income                                       $213,028        $226,233        $670,852        $648,113
                                                    --------        --------        --------        --------
Expenses:
  Depreciation                                        79,605          94,128         277,862         282,161
  Management & leasing expenses                       22,263          20,198          93,200          79,450
  Other operating expenses                            14,889          27,664          39,670          64,494
                                                    --------        --------        --------        --------
                                                     116,757         141,990         410,732         426,105
                                                    --------        --------        --------        --------
Net income                                          $ 96,271        $ 84,243        $260,120        $222,008
                                                    ========        ========        ========        ========

Occupied %                                                94%            100%             94%            100%

Partnership's Ownership %                                9.1%            9.1%            9.1%            9.1%

Cash Distribution to Fund II-Fund III Joint
  Venture                                           $ 41,093        $ 45,561        $122,693        $128,719

Net Income Allocated to the
 Fund II-Fund III Joint Venture                     $ 23,307        $ 20,308        $ 62,611        $ 53,382

* The Partnership holds a 37.65% ownership in the Fund II - Fund III Joint Venture.

Rental income has increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to an underestimate of straight line rent adjustments in 1998. Expenses decreased due to a decrease in 1999 property tax.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------


                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                          $131,857             $131,857             $395,569             $395,569
                                         --------             --------             --------             --------

Expenses:
  Depreciation                             49,053               49,056              147,165              147,162
  Management and leasing
        expenses                           10,178               10,095               30,452               30,204
  Other operating expenses                    (44)               1,918                3,314               17,470
                                         --------             --------             --------             --------
                                           59,187               61,069              180,931              194,836
                                         --------             --------             --------             --------

Net income                               $ 72,670             $ 70,788             $214,638             $200,733
                                         ========             ========             ========             ========

Occupied %                                    100%                 100%                 100%                 100%

Partnership's Ownership %                    57.2%                57.3%                57.2%                57.3%

Cash distribution to the
  Partnership                            $ 74,909             $ 72,449             $221,376             $209,192

Net income allocated to the
  Partnership                            $ 41,575             $ 40,573             $122,849             $115,053

Rental income has remained constant for 1999 and 1998. Net income and cash distributions generated from the G.E. Building increased for the nine months ended September 30, 1999, as compared to the same period in 1998, due to increased expenses in the first quarter of 1998 for extraordinary roof repairs.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by Wells Fund IV, which decreased the Partnership's ownership.

G.E. has decided not to renew their lease which expires March 31, 2000. Management has begun its efforts to lease the building to one or more tenants. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $750,000.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                          $310,697             $312,855             $957,747             $898,740
  Interest income                           2,800                2,425                9,100                6,355
                                         --------             --------             --------             --------
                                          313,497              315,280              966,847              905,095
                                         --------             --------             --------             --------

Expenses:
  Depreciation                             89,214               87,501              266,524              258,368
  Management and leasing
        expenses                           28,163               29,558               90,813               84,381
  Other operating expenses                 16,059               44,681               13,316               83,314
                                         --------             --------             --------             --------
                                          133,436              161,740              370,653              426,063
                                         --------             --------             --------             --------

Net income                               $180,061             $153,540             $596,194             $479,032
                                         ========             ========             ========             ========

Occupied %                                     95%                  97%                  95%                  97%

Partnership's Ownership %                    57.2%                57.3%                57.2%                57.3%

Cash distributed to the
  Partnership                            $154,770             $136,306             $494,973             $405,834

Net income allocated to the
  Partnership                            $103,016             $ 88,004             $341,220             $274,565

Rental income increased for the nine months ended September 30, 1999, as compared to the same periods in 1998, due to increased rental renewal rates. Rental income decreased in the third quarter of 1999, due to two leases which expired and were not renewed. Other operating expenses decreased due primarily to differences in the adjustment for prior year common area maintenance billings to tenants and decreased expenditures for property taxes and parking lot repairs in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by the Wells Fund IV, which decreased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND III, L.P.
                              (Registrant)
Dated:  November 10, 1999     By:  /s/ Leo F. Wells, III
                                   ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President,
                              Sole Director and Chief Financial
                              Officer of Wells Capital, Inc.