Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND III L P
filed 2000-03-27
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 1999               or
                         -----------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period                            to
                         ------------------------------------------------------
Commission file number                               0-18407
                      ---------------------------------------------------------
                             Wells Real Estate Fund III, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                  58-1800833
-------------------------------     --------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

6200 The Corners Parkway
------------------------
Suite 250, Norcross, Georgia                                    30092
------------------------------                       --------------------------
(Address of principal executive offices)                     (Zip code)
Registrant's telephone number, including area code     (770) 449-7800
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                  Name of exchange on which registered
------------------------------         ----------------------------------------
     NONE                                 NONE
------------------------------         ----------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ____
   ----

Aggregate market value of the voting stock held by non-affiliates:     Not
                                                                  --------------
 Applicable
------------

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

As of December 31, 1999, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) The Atrium, an office building in Houston, Texas, owned by the Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by the Fund II
- Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, owned by the Fund III - Fund IV Joint Venture, (v) the G.E. Office Building located in Richmond, Virginia, owned by the Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by the Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

Insurance
---------

Wells Management Company, Inc., an affiliate of the General Partner, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

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

ITEM 2.    PROPERTIES
---------------------

The Partnership owns six properties directly or through its ownership in joint ventures of which three are office buildings, one a restaurant, one a retail center and one a retail/office project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, these properties were 93.7% occupied, compared to 98.0% at December 31, 1998, 96.0% at December 31, 1997, and 98.0% at December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                                                  Partnership                    Percentage of
                                                                                    Share of                          Total
                               Number of                       Annualized          Annualized     Percentage of    Annualized
       Year of Lease             Leases       Square Feet      Gross Base          Gross Base      Total Square    Gross Base
        Expiration              Expiring        Expiring        Rent (1)            Rent (1)      Feet Expiring        Rent
----------------------------------------------------------------------------------------------------------------------------------
          2000(2)                   4             47,248       $  549,764          $  327,907          16.34%          13.53%
          2001(3)                   7             38,225          737,973              40,061          13.22%          16.79%
          2002(4)                  19            175,238        2,583,173             977,149          60.62%          58.77%
          2003                      4             11,234          169,648             113,756           3.89%           3.86%
          2004                      2              6,095           88,995              18,799           2.11%           2.02%
          2005                      0                  0                0                   0           0.00%           0.00%
          2006                      1              5,935          127,575              11,635           2.05%           2.90%
          2007                      0                  0                0                   0           0.00%           0.00%
          2008                      1              5,124           93,341              53,400           1.77%           2.12%
          2009                      0                  0                0                   0           0.00%           0.00%
----------------------------------------------------------------------------------------------------------------------------------
                                   38            289,099       $4,395,469          $1,542,707         100.00%         100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric.

(3) Expiration of IBM with 23,322 square feet at the Greenville Property and the Brookwood Grill with 7,440 square feet.

(4)  Expiration of Boeing at The Atrium with 119,040 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:


The Greenville Property/ Fund III
---------------------------------

On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet. As of December 31, 1999, the Partnership had expended approximately $3,778,000 for the acquisition, development and construction of the Greenville Project.

The occupancy rate at the Greenville Property at year end was 76% in 1999, 92% in 1998 and 1997, 100% in 1996 and 1995.

The average effective annual rental per square foot at the Greenville Property was $16.18 for 1999, $16.41 for 1998, $16.66 for 1997, $17.40 for 1996 and
$17.01 for 1995.

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

The funds used by the Fund II - Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II - Fund III Joint Venture by the Fund II - Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1999, the Fund II - Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II - Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

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

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW. As of December 31, 1999, the Partnership had contributed approximately $659,810, Fund II had contributed approximately $387,752, Wells Fund II OW had contributed approximately $21,744, and Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. As of December 31, 1999, the Fund II, Fund II-OW Joint Venture holds an equity interest of approximately 61%, and the Partnership holds an equity interest of approximately 39% in the Atrium Project.

The occupancy rate at the Atrium property was 100% as of December 31, 1999, 1998 and 1997. The average effective rental per square foot at the Atrium is $12.35 for 1999 and 1998, $7.77 for 1997, $8.81 for 1996 and $15.89 for 1995.

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

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, similar in concept to Houston's, Ruby Tuesday, and Friday's. It is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for years 1 through 5, with a 15% increase for the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. The Fund II - Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 1999, 1998, 1997, 1996 and 1995. The average effective annual rental per square foot at the

Brookwood Grill is $30.22 for 1999, $30.26 for 1998 and 1997, $30.29 for 1996
and $30.21 for 1995.

As of December 31, 1999, the Partnership and Fund II - Fund II-OW Joint Venture had made total contributions to the Fund II - Fund III Joint Venture of approximately $1,330,000 and $2,128,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II - Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and the Partnership holds an approximately 38% equity interest in the project.

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

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction of two buildings with a total of 49,500 square feet. Fifteen tenants occupied the Holcomb Bridge Property as of December 31, 1999 for an occupancy rate of 100% in 1999, 94% in 1998 and 1997. The average effective annual rental per square foot was $19.26 for 1999, $17.63 for 1998, $13.71 for 1997 and $9.87 for 1996.

As of December 31, 1999, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was approximately $5,454,582, excluding land.

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a Joint Venture known as Fund III and Fund IV

Associates (the "Fund III - Fund IV Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. The Partnership holds an approximate 57.2% of equity interest in the Fund III - Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 1999, the Partnership had contributed $8,178,808 and Wells Fund IV had contributed $6,199,047 for total contributions of $14,377,855 to the Fund III - Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III - Fund IV Joint Venture.

The Stockbridge Village Shopping Center/Fund III and Fund IV Joint Venture
--------------------------------------------------------------------------

On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center ("Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies mores than ten percent of the rentable square feet. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is composed of 12 separate retail spaces and 3 free-standing buildings. As of December 31, 1999, the Partnership had contributed a total of $4,574,247 and Wells Fund IV had contributed a total of $5,114,502 to fund total costs of approximately $9,688,749 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at year end for the Stockbridge Property was 95% in 1999, 100% in 1998, 93% in 1997, 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Property was $11.23 for 1999, $10.82 for 1998, $9.86 for 1997, $9.59 for 1996 and $10.16 for 1995.

The G.E. Building/Fund III - Fund IV Joint Venture
--------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III - Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600. As of December 31, 1999, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $3,604,561 and Wells Fund IV contributed $1,084,545 to the Fund III - Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The Partnership has recently been notified that General Electric has elected not to renew its current lease for the G.E. Building, which expires March 31, 2000. Management has recently begun efforts to market and lease this building to one or more new tenants. At the current time, the estimated cost of refurbishments, tenant improvements, and building maintenance is anticipated to be approximately $750,000, which may vary significantly depending upon the ultimate tenant or tenants actually obtained for this property. It is likely that these costs will be required to be funded out of cash from operations of the Partnership and Wells Fund IV, which is likely to cause a substantial reduction to distributions payable to Limited Partners in the year 2000.

The occupancy rate at year end for the G.E. Building was 100% for the years ended December 31, 1999, 1998 and 1997. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1999, 1998, 1997, 1996 and 1995.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There were no material pending legal proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1999.


                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------

As of February 28, 2000, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,319 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 202 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1999 to be $1.09 per Class A unit and $1.65 per Class B unit based on market conditions existing in early December, 1999. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

                                        Per Class A     Per Class A     Per Class B
                                           Unit             Unit            Unit
 Distribution for      Total Cash       Investment       Return of       Return of     General
 Quarter Ended         Distributed        Income          Capital         Capital      Partner
------------------------------------------------------------------------------------------------------
March, 31, 1998       $372,249              $0.01          $0.01           $0.00         $0.00
June 30, 1998         $392,720              $0.01          $0.01           $0.00         $0.00
September 30, 1998    $393,035              $0.01          $0.01           $0.00         $0.00
December 31, 1998     $494,774              $0.01          $0.01           $0.02         $0.00
March, 31, 1999       $394,882              $0.01          $0.01           $0.00         $0.00
June 30, 1999         $393,000              $0.01          $0.01           $0.00         $0.00
September 30, 1999    $393,000              $0.01          $0.01           $0.00         $0.00
December 31, 1999     $427,979              $0.01          $0.01           $0.01         $0.00

The fourth quarter distribution was accrued for accounting purposes in 1999 and was not actually paid to the Limited Partners holding Class A units and Class B units until February 2000. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will likely be substantially reduced in 2000 due to the vacancy at the G.E. Building and the cost necessary to lease up the property as previously discussed.

ITEM 6.   SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995:

                                 1999              1998        1997          1996        1995
------------------------------------------------------------------------------------------------------
Total Assets                 $14,962,288       $15,900,936  $16,791,667  $17,114,963  $18,059,571
Total Revenues                 1,136,759         1,099,102      850,058    1,155,615    1,587,267
Net Income                       709,412           649,007      385,224      731,244    1,143,704
Net Income
 allocated to
 General Partners                      0                 0            0            0       15,205
Net Income
  allocated to Class
  A Limited Partners             674,433           608,058      385,224      731,244    1,104,316
Net Income
  allocated to Class
  B Limited Partners              34,979            40,949            0            0       24,183
Net Income
  per Class A Limited
  Partner Unit                       .03               .03          .02          .04          .06
Net Income per
  Class B Limited
  Partner Unit                       .01               .02          .00          .00          .01
Cash Distributions to
  Investors--
    Investment Income
      Class A Units:                 .04               .04          .04          .07          .08
    Return of Capital
      Class A Units:                 .04               .04          .00          .00          .00
    Return of Capital
      Class B Units:                 .01               .02          .00          .00          .08
    Cash Distribution to
      General Partners               .00               .00          .00          .00       15,205

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


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $1,136,759 for the fiscal year ended December 31, 1999, as compared to $1,099,102 for the fiscal year ended December 31, 1998, and $850,058 for the fiscal year ended December 31, 1997. The increases for 1999 and 1998 over 1997 is due primarily to an increase in equity in income of joint venture. In 1999, increased rental renewal rates at Stockbridge Village caused revenues to increase. The increase for 1998 over 1997 is due primarily to the occupancy of Boeing at The Atrium in May, 1997 and increased occupancy and rental renewal rates at Stockbridge Village.

Expenses of the Partnership were $427,347 for the fiscal year ended December 31, 1999, as compared to $450,095 for the fiscal year ended December 31, 1998 and $464,834 for the fiscal year ended December 31, 1997. The decrease in 1999 as compared to 1998 is due primarily to no bad debt expense in 1999. Operating expenses decreased for the period ended December 31, 1998 as compared to 1997, due to additional tenant reimbursements of approximately $63,000 during the third quarter of 1998.

Net income of the Partnership was $709,412 for the fiscal year ended December 31, 1999, as compared to $649,007 for the fiscal year ended December 31, 1998, and $385,224 for the fiscal year ended December 31, 1997. The increase in net income is due primarily to reasons discussed above.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.08 per unit for the fiscal year ended December 31, 1999 and $0.08 for 1998. Cash distributions to the Limited Partners holding Class B Units were $0.01 for 1999 and $0.02 for 1998.

Property Operations
-------------------

As of December 31, 1999, the Partnership's ownership interest in the Greenville Property is 100%, Fund II - Fund III Joint Venture is 39% and Fund III - Fund IV Joint Venture is 57%.

As of December 31, 1999, the Partnership owned interests in the following properties:

The Greenville Property/Fund III
--------------------------------

                                                 For the Year Ended December 31
                                              ----------------------------------
                                                1999         1998         1997
                                                ----         ----         ----
Revenues:
  Rental Income                               $554,956     $562,951     $571,555
  Other Income                                      58          350            0
                                              --------     --------     --------
                                               555,014      563,301      571,555
                                              --------     --------     --------
Expenses:
  Depreciation                                 164,864      160,038      158,308
  Management and
     leasing expenses                           74,807       81,424       71,075
  Other operating expenses                     111,241      115,693      145,667
                                               -------      -------      -------
                                               350,912      357,155      375,050
                                               -------      -------      -------

Net income                                    $204,102     $206,146     $196,505
                                              ========     ========     ========

Occupied %                                          76%          92%          92%

Partnership Ownership %                            100%         100%         100%

Cash Generated to the
Partnership                                   $380,319     $396,626     $380,298

Net Income Allocated to
the Partnership                               $204,102     $206,146     $196,505

Rental income decreased for the period ended December 31, 1999, as compared to the same period in 1998, due to a decline in occupancy from 92% in 1998 to 76% in 1999. The decrease in operating expenses from $115,693 in 1998, to $111,241 in 1999, was due to a decrease in janitorial contract and supplies. Operating expenses decreased significantly from $145,667 in 1997 to $115,693 in 1998 due to additional tenant reimbursements of approximately $63,000 during the third quarter of 1998.

The real estate taxes were $29,228 for 1999 and 1998 and $27,945 for 1997.

The Partnership's ownership percentage remained constant at 100% for 1999, 1998 and 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

                                   For the Year Ended December 31
                              ---------------------------------------
                                 1999           1998          1997
                                ------         ------        ------
Revenues:
  Rental Income               $1,470,144    $1,470,144    $  924,769
  Interest Income                      0             0         2,617
  Other Income                     4,000        13,280         8,638
                              ----------    ----------    ----------
                               1,474,144     1,483,424       936,024
                              ----------    ----------    ----------
Expenses:
 Depreciation                    867,720       866,778       795,829
 Management and
  leasing expenses               179,762       186,102       111,576
Other operating expenses         720,595       713,955       841,456
                              ----------    ----------    ----------
                               1,768,077     1,766,835     1,748,861
                              ----------    ----------    ----------

Net (loss)                    $ (293,933)   $ (283,411)   $ (812,837)
                              ==========    ==========    ==========

Occupied %                        100.00%       100.00%       100.00%

Partnership Ownership %            38.70%        38.72%        38.72%

Cash distributed to the
 Partnership                  $  243,400    $  256,165    $   85,283

Net loss allocated
 to the Partnership           $ (113,752)   $ (109,680)   $ (303,212)

Rental income remained stable for 1999 and 1998. The lower income and management and leasing expenses in 1997 is due primarily to the Atrium vacancy until the Boeing lease began in May, 1997. Management and leasing expenses decreased, as compared to 1998, due to an over accrual of fees in 1998. Operating expenses increased in 1999, as compared to 1998, due to an increase in property tax in 1999. Other operating expense was higher in 1997 due primarily to the vacancy of Lockheed.

The real estate taxes were $175,360 for 1999, $148,006 for 1998 and $140,366 for 1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

                                             For the Year Ended December 31
                                        ---------------------------------------
                                         1999             1998            1997
                                        ------           ------          ------
Revenues:
  Rental Income                        $224,801         $ 225,100        $225,106
  Equity in Income (Loss)
    of Joint Venture                     81,669            78,791          27,213
                                       --------          --------        --------
                                        306,470           303,891         252,319
                                       --------          --------        --------
Expenses:
  Depreciation                           54,016            54,012          54,014
  Management and
    leasing expenses                     30,096            23,349          28,464
  Other operating expenses                 (463)          (24,632)         23,887
                                       --------          --------        --------
                                         83,649            52,727         106,365
                                       --------          --------        --------

Net income                             $222,821         $ 251,162        $145,954
                                       ========          ========        ========

Occupied %                                  100%              100%            100%

Partnership Ownership % in the
 Fund II - Fund III Joint Venture          37.7%             37.7%           37.7%

Cash distributed to the
 Partnership                           $153,210         $ 163,576        $115,125

Income allocated to the
 Partnership                           $ 83,892         $  94,562        $ 54,952

Although rental income remained relatively stable in 1999, 1998 and 1997, total revenues increased in 1999 and 1998 due to the increase in equity income from Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property increased its occupancy rate.

Management and leasing expenses increased in 1999 as compared to 1998, due to an underaccrual of management fees in 1998. Other operating expenses decreased in 1998, as compared to 1997, due primarily to a change in the rental agreement of billing water reimbursements to the tenant in 1998. However, these reimbursements were over estimated in 1998 thus 1999 operating expenses increased as compared to 1998.

Real estate taxes were $18,055 for 1999, $16,270 for 1998, $25,711 for 1997 and
$33,494 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

 Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture
 ---------------------------------------------------------------------

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                             1999                  1998                   1997
                                                             ----                  ----                   ----
   Revenues:
     Rental Income                                         $953,952              $872,978              $679,268
     Other Income                                            23,843                36,000                     0
                                                           --------              --------              --------
                                                            977,795               908,978               679,268
                                                           --------              --------              --------

   Expenses:
     Depreciation                                           415,165               376,290               325,974
     Management & leasing expenses                          129,798                97,701                48,962
     Other operating expenses                                93,534               107,418               195,567
                                                           --------              --------              --------
                                                            638,497               581,409               570,503
                                                           --------              --------              --------

   Net income                                              $339,298              $327,569              $108,765
                                                           ========              ========              ========

   Occupied %                                                   100%                   94%                   94%

   Partnership's Ownership %                                    9.0%                  9.0%                  9.1%

   Cash Distribution to Partnership                        $182,886              $179,198              $109,242

   Net Income Allocated to the
     Partnership                                           $ 81,669              $ 78,791              $ 27,213

Rental income increased in 1999, as compared to 1998, due primarily to increased tenant occupancy. The lower rental income in 1997, is due to the 94% occupancy starting in late 1997. Depreciation expense increased as occupancy rate increased due to tenant improvement taking place when tenant moved in. Management and leasing expenses increased due primarily to increased management's fees that are charges based on rental income. Other operating expenses decreased in 1999, as compared to 1998, due primarily to an over accrual of property taxes in 1998. Other operating expenses were higher in 1997 due primarily to water/sewer reimbursement paid by Fulton County Water that did not begin until 1998.

For comments on the general competitive conditions to which the property may be subject, see Item, Business page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                           For the Year Ended December 31
                                                           ------------------------------
                                                   1999                1998                   1997
                                                   ----                ----                   ----
Revenues:
Rental income                                    $527,425            $527,425               $527,425
                                                 --------            --------               --------

Expenses
  Depreciation                                    196,220             196,220                196,220
  Management & leasing expenses                    40,631              40,300                 38,435
  Other operating expenses                         18,164              18,876                  3,708
                                                 --------            --------               --------
                                                  255,015             255,396                238,363
                                                 --------            --------               --------

Net income                                       $272,410            $272,029               $289,062
                                                 ========            ========               ========

Occupied %                                            100%                100%                   100%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                      57.2%               57.3%                  57.3%

Cash distribution to the Partnership             $287,763            $281,937               $284,890

Net income allocated to the
  Partnership                                    $155,902            $155,918               $165,680

Rental income remained constant for 1999, 1998 and 1997.

Total expenses remained constant in 1999, as compared to 1998, but increased for both years as compared to $238,363 in 1997 due to engineering expenditures in 1999 and roof repairs in 1998.

G.E. has decided not to renew their lease which expires March 31, 2000. Management has begun its efforts to lease the building to one or more tenants. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $750,000.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998 and 1997, due to additional fundings in 1999 by Wells Fund IV, which decreased the Partnership's ownership.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                          Year For the Ended December 31
                                                          ------------------------------
                                                    1999                   1998                   1997
                                                    ----                   ----                   ----
Revenues:
 Rental income                                   $1,267,823             $1,222,417             $1,113,238
 Interest income                                     11,790                  9,368                 12,308
                                                 ----------             ----------             ----------
                                                  1,279,613              1,231,785              1,125,546
                                                 ----------             ----------             ----------

Expenses
  Depreciation                                      355,737                346,144                338,989
  Management & leasing expenses                     117,889                114,581                107,578
  Other operating expenses                            9,687                 83,952                 68,797
                                                 ----------             ----------             ----------
                                                    483,313                554,677                515,364
                                                 ----------             ----------             ----------

Net income                                          796,300                687,108             $  610,182
                                                 ==========             ==========             ==========

Occupied %                                               95%                   100%                    93%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                        57.2%                  57.3%                  57.3%

Cash distribution to the Partnership             $  660,742             $  566,769             $  560,166

Net income allocated to the
  Partnership                                    $  455,704             $  393,827             $  349,736

Rental income increased for the year ended December 31, 1999, as compared to 1998 and 1997, due to increased rental renewal rates. Other operating expenses decreased due primarily to differences in adjustment for prior year common area maintenance billings to tenants and decreased expenditures for property taxes and parking lot repairs in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Real estate taxes were $109,806 for 1999, $110,891 for 1998 and $98,138 for
1997.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998 and 1997, due to additional fundings in 1999 by Wells Fund IV, which decreased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

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

The Partnership's net cash provided by operating activities decreased to $271,433 in 1999, as compared to $333,229 in 1998 due to fluctuations in receivables and payables. The increase in 1998 as compared to $264,289 in 1997 is due primarily to increased net income as occupancy increased at the Atrium and the Holcomb Bridge Road Property. Net cash provided by investing activities increased in 1999 as compared 1998 and in 1998 as compared to 1997 due to decreased investment in joint ventures and increased distributions from joint ventures each year. Net cash used in financing activities increased in 1998 from 1997 and in 1999 from 1998 as distributions to limited partners increased. As a result, cash and cash equivalents have decreased to $128,536 in 1999 from $156,648 in 1998 and $216,961 in 1997.

The Partnership's distributions paid and payable through the fourth quarter of 1999 have been paid from net cash from operations and a return of capital. The Partnership anticipates that distributions will likely continue to be paid on a quarterly basis from Net Cash from Operations for the year 2000, but will be substantially reduced due to vacancy at the G.E. Building and the cost necessary to lease up the property as previously discussed.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures other than the vacancy and leasing costs at the G.E. Building and that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

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

Year 2000 Compliance
--------------------

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                   PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP
-----------------------------------------------

Wells Capital, Inc.  Wells Capital, Inc. ("Capital") is a Georgia corporation
-------------------
formed in April 1984. The executive offices of Capital are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 56 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.



ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999:

           ( A )                                 ( B )                             ( C )
Name of Individual or Number in     Capacities in which served Form of
           Group                              Compensation                  Cash Compensation
Wells Management Company, Inc.        Property Manager-Management and          $215,168 (1)
                                      Leasing Fees

Wells Capital, Inc.                   General Partner - Partnership
                                      Cash Flow Distributions                       -0-

Leo F. Wells, III                     General Partner - Partnership
                                      Cash Flow Distributions                       -0-
------------------------------------------------------------------------------------------------------

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999 but not actually paid until January, 2000.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2000:

                                  (2)                     (3)
          (1)            Name and Address of      Amount and Nature of            (4)
    Title of Class         Beneficial Owner       Beneficial Ownership       Percent of Class
    --------------         ---------------        --------------------       ----------------
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



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 1999, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 1999, Wells Management Company, Inc's compensation totaled $215,168 in management and leasing fees. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners.

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

(b) No reports on Form 8-K were filed with the Commission during the year of 1999.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27/th/ day of March, 2000.

                              Wells Real Estate Fund III
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    --------------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                     Title
---------                     -----




/s/Leo F. Wells, III          Individual General Partner,       March 27, 2000
-----------------------       and Sole Director of
Leo F. Wells, III             Wells Capital, Inc., the
                              Corporate General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS
                      ----------------------------------

Financial Statements                                                Page
--------------------                                                ----

Independent Auditor's Report                                        F-2

Balance Sheets as of December 31, 1999 and 1998                     F-3

Statements of Income for the Years Ended
   December 31, 1999, 1998 and 1997                                 F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1999, 1998 and 1997                                 F-5

Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997                                 F-6

Notes to Financial Statements for
   December 31, 1999, 1998 and 1997.                                F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND III, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on those financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998



                                    ASSETS

                                                                                       1999               1998
                                                                                 ---------------    ---------------
REAL ESTATE ASSETS, at cost:
  Land                                                                              $   576,350        $   576,350
  Building and improvements, less accumulated depreciation of
    $1,096,423 and $931,559 at December 31, 1999 and 1998,
    respectively                                                                      2,531,644          2,668,658
                                                                                 ---------------    ---------------
       Total real estate assets                                                       3,107,994          3,245,008

INVESTMENT IN JOINT VENTURES                                                         11,369,590         12,132,961

CASH AND CASH EQUIVALENTS                                                               128,536            156,648

DUE FROM AFFILIATES                                                                     318,763            334,162

ACCOUNTS RECEIVABLE                                                                      14,489              8,000

PREPAID EXPENSES AND OTHER ASSETS                                                        22,916             24,157
                                                                                 ---------------    ---------------
       Total assets                                                                 $14,962,288        $15,900,936
                                                                                 ===============    ===============

                                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                                             $     5,478        $    13,362
  Partnership distributions payable                                                     435,375            458,724
  Due to affiliates                                                                           0              7,966
                                                                                 ---------------    ---------------
       Total liabilities                                                                440,853            480,052
                                                                                 ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
     Class A--19,635,965 units                                                       14,521,435         15,420,884
     Class B--2,544,540 units                                                                 0                  0
                                                                                 ---------------    ---------------
       Total partners' capital                                                       14,521,435         15,420,884
                                                                                 ---------------    ---------------
       Total liabilities and partners' capital                                      $14,962,288        $15,900,936
                                                                                 ===============    ===============

      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                            1999           1998            1997
                                                                      --------------  --------------  --------------
REVENUES:
  Rental income                                                          $  554,956      $  562,951        $571,555
  Equity in income of joint ventures                                        581,745         534,627         267,156
  Interest income                                                                58           1,524          11,347
                                                                      --------------  --------------  --------------
                                                                          1,136,759       1,099,102         850,058
                                                                      --------------  --------------  --------------
EXPENSES:
  Depreciation                                                              164,864         160,038         158,308
  Operating costs, net of reimbursements                                     87,886          72,816         125,810
  Partnership administration                                                 69,937          74,328          57,312
  Management and leasing fees                                                74,807          81,424          71,075
  Legal and accounting                                                       22,979          22,742          42,562
  Bad debt expense                                                                0          31,188               0
  Computer costs                                                              6,874           7,559           9,767
                                                                      --------------  --------------  --------------
                                                                            427,347         450,095         464,834
                                                                      --------------  --------------  --------------
NET INCOME                                                               $  709,412      $  649,007        $385,224
                                                                      ==============  ==============  ==============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                         $  674,433      $  608,058        $385,224
                                                                      ==============  ==============  ==============

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS                         $   34,979      $   40,949        $      0
                                                                      ==============  ==============  ==============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                              $     0.03      $     0.03        $   0.02
                                                                      ==============  ==============  ==============

NET INCOME PER CLASS B LIMITED PARTNER UNIT                              $     0.01      $     0.02        $   0.00
                                                                      ==============  ==============  ==============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                       $     0.08      $     0.08        $   0.04
                                                                      ==============  ==============  ==============

CASH DISTRIBUTION PER CLASS B LIMITED PARTNER UNIT                       $     0.01      $     0.02        $   0.00
                                                                      ==============  ==============  ==============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                            Limited Partners                        Total
                                                        -------------------------------------------------------
                                                                  Class A                     Class B             Partners'
                                                        --------------------------- ---------------------------
                                                             Units        Amount        Units         Amount       Capital
                                                        ------------- ------------- ------------- ------------- -------------
BALANCE, December 31, 1996                                 19,635,965   $16,743,131     2,544,540      $      0   $16,743,131

  Net income                                                        0       385,224             0             0       385,224
  Partnership distributions                                         0      (744,650)            0             0      (744,650)
                                                        ------------- ------------- ------------- ------------- -------------
BALANCE, December 31, 1997                                 19,635,965    16,383,705     2,544,540             0    16,383,705

  Net income                                                        0       608,058             0        40,949       649,007
  Partnership distributions                                         0    (1,570,879)            0       (40,949)   (1,611,828)
                                                        ------------- ------------- ------------- ------------- -------------
BALANCE, December 31, 1998                                 19,635,965    15,420,884     2,544,540             0    15,420,884

  Net income                                                        0       674,433             0        34,979       709,412
  Partnership distributions                                         0    (1,573,882)            0       (34,979)   (1,608,861)
                                                        ------------- ------------- ------------- ------------- -------------
BALANCE, December 31, 1999                                 19,635,965   $14,521,435     2,544,540      $      0   $14,521,435
                                                        ============= ============= ============= ============= =============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                                          1999          1998         1997
                                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   709,412   $   649,007     $ 385,224
                                                                     ------------- ------------- -------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in income of joint ventures                                 (581,745)     (534,627)     (267,156)
      Depreciation                                                        164,864       160,038       158,308
      Changes in assets and liabilities:
         Accounts receivable                                               (6,489)       54,621         5,169
         Prepaid expenses and other assets                                  1,241        (6,167)        6,110
         Accounts payable and accrued expenses                             (7,884)        5,827       (15,406)
         Due to affiliates                                                 (7,966)        4,530        (7,960)
                                                                     ------------- ------------- -------------
            Total adjustments                                            (437,979)     (315,778)     (120,935)
                                                                     ------------- ------------- -------------
            Net cash provided by operating activities                     271,433       333,229       264,289
                                                                     ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                               (27,850)      (34,616)            0
  Investment in joint ventures                                                  0       (59,205)     (659,810)
  Distributions received from joint ventures                            1,360,515     1,250,374       942,318
                                                                     ------------- ------------- -------------
            Net cash provided by investing activities                   1,332,665     1,156,553       282,508
                                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners in excess of accumulated earnings            (973,626)   (1,056,213)     (267,191)
  Distributions to partners from accumulated earnings                    (658,584)     (493,882)     (404,963)
                                                                     ------------- ------------- -------------
            Net cash used in financing activities                      (1,632,210)   (1,550,095)     (672,154)
                                                                     ------------- ------------- -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (28,112)      (60,313)     (125,357)

CASH AND CASH EQUIVALENTS, beginning of year                              156,648       216,961       342,318
                                                                     ------------- ------------- -------------
CASH AND CASH EQUIVALENTS, end of year                                $   128,536   $   156,648     $ 216,961
                                                                     ============= ============= =============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

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

   The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

   Income Taxes

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

   Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1999.

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

   Per Unit Data

   Net income per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the average number of units outstanding during the period.

2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998, respectively, as follows:

                                                                        1999             1998
                                                                   --------------   --------------
         Fund III and IV Associates                                     $232,157         $233,680
         Fund II and III Associates--The Atrium                           39,092           53,054
         Fund II and III Associates--Brookwood Grill                      47,514           47,428
                                                                   --------------   --------------
                                                                        $318,763         $334,162
                                                                   ==============   ==============

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

   The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, of $215,168, $183,589, and $194,174, for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

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

3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in the joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                            1999                            1998
                                               ------------------------------- -------------------------------
                                                    Amount         Percent          Amount         Percent
                                               --------------- --------------- --------------- ---------------
   Fund III and IV Associates                     $ 6,993,642         57%        $ 7,330,542           57%
   Fund II and III Associates-- The Atrium          3,212,263         39           3,569,416           39
   Fund II and III Associates-- Brookwood
     Grill                                          1,163,685         38           1,233,003           38
                                               ---------------                 ---------------
                                                  $11,369,590                    $12,132,961
                                               ===============                 ===============

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                                1999             1998
                                                                          ---------------  ---------------
   Investment in joint ventures, beginning of year                           $12,132,961      $12,807,576
     Equity in income of joint ventures                                          581,745          534,627
     Contributions to joint ventures                                                   0           59,205
     Distributions from joint ventures                                        (1,345,116)      (1,268,447)
                                                                          ---------------  ---------------
   Investment in joint ventures, end of year                                 $11,369,590      $12,132,961
                                                                          ---------------  ---------------

   Fund II and III Associates

   On April 3, 1989, the Partnership entered into a joint venture agreement with the Fund II and II-OW joint venture. The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, the Fund II and II-OW joint venture contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8 acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property were transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,406,591 and $1,507,807 at December 31, 1999 and 1998,
   respectively, which represented a 24% interest for each year.

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

   Following are the financial statements for Fund II and III Associates--The
   Atrium:

                    Fund II and III Associates--The Atrium

                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                              1999            1998
                                                                        ---------------  ---------------
Real estate assets, at cost:
  Land                                                                      $1,504,743      $ 1,504,743
  Building and improvements, less accumulated depreciation of                7,093,742        7,938,061
   $6,301,682 in 1999 and $5,433,962 in 1998
                                                                        ---------------  ---------------
       Total real estate assets                                              8,598,485        9,442,804
Cash and cash equivalents                                                       89,170          128,882
Accounts receivable                                                             30,018           18,114
Prepaid expenses and other assets                                              213,143          302,888
                                                                        ---------------  ---------------
        Total assets                                                        $8,930,816      $ 9,892,688
                                                                        ===============  ===============


                                    Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                          $    1,801       $    4,587
  Partnership distributions payable                                            101,012          137,224
                                                                        ---------------  ---------------
     Total liabilities                                                         102,813          141,811
                                                                        ---------------  ---------------
Partners' capital:
  Fund II and II-OW                                                          5,615,740        6,181,461
  Wells Real Estate Fund III                                                 3,212,263        3,569,416
                                                                        ---------------  ---------------
     Total partners' capital                                                 8,828,003        9,750,877
                                                                        ---------------  ---------------
     Total liabilities and partners' capital                                $8,930,816       $9,892,688
                                                                        ===============  ===============

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                              Statements of Loss
             for the Years Ended December 31, 1999, 1998, and 1997

                                                               1999              1998              1997
                                                          -------------      -------------      ------------
Revenues:
  Rental income                                               $1,470,144        $1,470,144        $  924,769
  Interest income                                                      0                 0             2,617
  Other income                                                     4,000            13,280             8,638
                                                          --------------     -------------      ------------
                                                               1,474,144         1,483,424           936,024
                                                          --------------     -------------      ------------
Expenses:
  Depreciation                                                   867,720           866,778           795,829
  Operating costs, net of reimbursements                         692,066           699,550           614,932
  Management and leasing fees                                    179,762           186,102           111,576
  Partnership administration                                      23,278            11,095            27,325
  Legal and accounting                                             5,250             3,310            17,408
  Computer costs                                                       0                 0               107
  Loss on real estate assets                                           0                 0           181,684
                                                          --------------      ------------      ------------
                                                               1,768,076         1,766,835         1,748,861
                                                          --------------      ------------      ------------
Net loss                                                      $ (293,932)       $ (283,411)       $ (812,837)
                                                          ==============      ============      ============

Net loss allocated to Fund II and II-OW                       $ (180,180)       $ (173,731)       $ (509,625)
                                                          ==============      ============      ============

Net loss allocated to Wells Real Estate Fund III              $ (113,752)       $ (109,680)       $ (303,212)
                                                          ==============      ============      ============


                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                           Fund II          Wells Real           Total
                                                             and              Estate           Partners'
                                                            II-OW            Fund III           Capital
                                                          ----------        ----------        -----------
Balance, December 31, 1996                                $6,985,561        $3,663,946        $10,649,507
  Net loss                                                  (509,625)         (303,212)          (812,837)
  Partnership contributions                                  409,495           659,810          1,069,305
  Partnership distributions                                 (124,481)          (85,283)          (209,764)
                                                          ----------        ----------        -----------
Balance, December 31, 1997                                 6,760,950         3,935,261         10,696,211
  Net loss                                                  (173,731)         (109,680)          (283,411)
  Partnership distributions                                 (405,758)         (256,165)          (661,923)
                                                          ----------        ----------         ----------
Balance, December 31, 1998                                 6,181,461         3,569,416          9,750,877
  Net loss                                                  (180,180)         (113,752)          (293,932)
  Partnership distributions                                 (385,541)         (243,401)          (628,942)
                                                          ----------        ----------        -----------
Balance, December 31, 1999                                $5,615,740        $3,212,263        $ 8,828,003
                                                          ==========        ==========        ===========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                       1999             1998             1997
                                                                    ---------        ---------        ----------
 Cash flows from operating activities:
   Net loss                                                         $(293,932)       $(283,411)       $ (812,837)
                                                                    ---------        ---------        ----------
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depreciation                                                 867,720          866,778            795,829
         Loss on real estate assets                                         0                0            181,684
         Changes in assets and liabilities:
            Accounts receivable                                       (11,904)             836            (18,950)
            Prepaid expenses and other assets                          89,745           89,745           (357,417)
            Accounts payable                                           (2,786)        (146,779)           (37,394)
            Due to affiliates                                               0           (3,829)             3,829
                                                                    ---------         --------        -----------
              Total adjustments                                       942,775          806,751            567,581
                                                                    ---------         --------        -----------
              Net cash provided by (used in) operating
                 activities                                           648,843          523,340           (245,256)
                                                                    ---------         --------        -----------
Cash flows from investing activities:
   Investment in real estate assets                                   (23,401)               0           (932,156)
                                                                    ---------         --------        -----------
Cash flows from financing activities:
   Contributions from joint venture partners                                0                0          1,069,305
   Distributions to joint venture partners                           (665,154)        (675,743)           (58,720)
                                                                    ---------         --------        -----------
              Net cash (used in) provided by financing
                 activities                                          (665,154)        (675,743)         1,010,585
                                                                    ---------        ---------        -----------
Net decrease in cash and cash equivalents                             (39,712)        (152,403)          (166,827)
Cash and cash equivalents, beginning of year                          128,882          281,285            448,112
                                                                    ---------         --------        -----------
Cash and cash equivalents, end of year                              $  89,170        $ 128,882         $  281,285
                                                                    =========        =========        ===========

Following are the financial statements for Fund II and III
Associates--Brookwood Grill:


                  Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                     Assets
                                                                          1999                1998
                                                                       ----------          ----------
Real estate assets, at cost:
  Land                                                                 $  745,223          $  745,223
  Building and improvements, less accumulated depreciation of
     $383,745 in 1999 and $329,731 in 1998                                889,068             943,082
                                                                       ----------          ----------
        Total real estate assets                                        1,634,291           1,688,305
Investment in joint venture                                             1,406,591           1,507,807
Cash and cash equivalents                                                  65,627              73,956
Due from affiliate                                                         60,193              50,479
Accounts receivable                                                        41,060              67,018
Prepaid expenses and other assets                                          11,912              17,480
                                                                       ----------          ----------
        Total assets                                                   $3,219,674          $3,405,045
                                                                       ==========          ==========
                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                    $        0          $    1,200
   Due to affiliate                                                         2,405               3,894
   Partnership distributions payable                                      126,201             124,772
                                                                       ----------          ----------
        Total liabilities                                                 128,606             129,866
                                                                       ----------          ----------
Partners' capital:
   Fund II and II-OW                                                    1,927,383           2,042,176
   Wells Real Estate Fund III                                           1,163,685           1,233,003
                                                                       ----------          ----------
        Total partners' capital                                         3,091,068           3,275,179
                                                                       ----------          ----------
        Total liabilities and partners' capital                        $3,219,674          $3,405,045
                                                                       ==========          ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                   1999             1998             1997
                                                                  -------          -------          -------
Revenues:
  Rental income                                                   $224,801         $225,100         $225,106
  Equity in income of joint venture                                 81,669           78,791           27,213
                                                                  --------         --------         --------
                                                                   306,470          303,891          252,319
                                                                  --------         --------         --------
Expenses:
  Operating costs, net of reimbursements                           (11,565)         (31,540)          15,233
  Depreciation                                                      54,014           54,014           54,014
  Management and leasing fees                                       30,096           23,348           28,464
  Partnership administration                                         5,853            3,708            3,875
  Legal and accounting                                               5,252            3,200            4,672
  Computer costs                                                         0                0              107
                                                                  --------         --------         --------
                                                                    83,650           52,730          106,365
                                                                  --------         --------         --------
Net income                                                        $222,820         $251,161         $145,954
                                                                  ========         ========         ========

Net income allocated to Fund II and II-OW                         $138,928         $156,599         $ 91,002
                                                                  ========         ========         ========
Net income allocated to Wells Real Estate Fund III                $ 83,892         $ 94,562         $ 54,952
                                                                  ========         ========         ========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                           Fund II          Wells Real          Total
                                                             and              Estate          Partners'
                                                            II-OW            Fund III          Capital
                                                          ----------        ----------        ---------
Balance, December 31, 1996                                $2,256,114        $1,362,190        $3,618,304
  Net income                                                  91,002            54,952           145,954
  Partnership distributions                                 (190,653)         (115,125)         (305,778)
                                                          ----------        ----------        ----------
Balance, December 31, 1997                                 2,156,463         1,302,017         3,458,480
  Net income                                                 156,599            94,562           251,161
  Partnership distributions                                 (270,886)         (163,576)         (434,462)
                                                          ----------        ----------        ----------
Balance, December 31, 1998                                 2,042,176         1,233,003         3,275,179
  Net income                                                 138,928            83,892           222,820
  Partnership distributions                                 (253,721)         (153,210)         (406,931)
                                                          ----------        ----------        ----------
Balance, December 31, 1999                                $1,927,383        $1,163,685        $3,091,068
                                                          ==========        ==========        ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999              1998              1997
                                                                           ----------         ---------        --------
Cash flows from operating activities:
  Net income                                                                $ 222,820         $ 251,161         $ 145,954
                                                                           ----------         ---------         ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                             54,014            54,014            54,014
      Equity in income of joint venture                                       (81,669)          (78,791)          (27,213)
      Changes in assets and liabilities:
        Accounts receivable                                                    25,958            22,739            24,229
        Prepaid expenses and other assets                                       5,568             5,568             5,568
        Accounts payable                                                       (1,200)           (2,679)          (16,161)
        Due to affiliates                                                      (1,489)           (1,487)           (1,163)
                                                                           ----------         ---------         ---------
         Total adjustments                                                      1,182              (636)           39,274
                                                                           ----------         ---------         ---------
         Net cash provided by operating activities                            224,002           250,525           185,228
                                                                           ----------         ---------         ---------
Cash flows from investing activities:
  Distributions received from joint venture                                   173,171           160,812            89,622
                                                                           ----------         ---------         ---------
Cash flows from financing activities:
  Distributions to joint venture partners                                    (405,502)         (391,702)         (229,631)
                                                                           ----------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                           (8,329)           19,635            45,219
Cash and cash equivalents, beginning of year                                   73,956            54,321             9,102
                                                                           ----------         ---------         ---------
Cash and cash equivalents, end of year                                      $  65,627         $  73,956         $  54,321
                                                                           ==========         =========         =========

Fund II, III, VI, and VII Associates


On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. During 1998, 1997, and 1996, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recompleted accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998


                                    Assets

                                                                              1999              1998
                                                                            ----------       ----------
Real estate assets, at cost:
   Land                                                                     $1,325,242       $1,325,242
   Building and improvements, less accumulated depreciation of
     $1,299,227 in 1999 and $884,062 in 1998                                 4,418,932        4,773,062
   Construction in progress                                                          0           41,263
                                                                            ----------       ----------
         Total real estate assets                                            5,744,174        6,139,567
Cash and cash equivalents                                                      189,404          308,788
Accounts receivable                                                            162,464          111,460
Prepaid expenses and other assets                                              213,443          233,965
                                                                            ----------       ----------
         Total assets                                                       $6,309,485       $6,793,780
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                    $   87,926       $  192,072
   Partnership distributions payable                                           250,075          209,716
                                                                            ----------       ----------
                                                                               338,001          401,788
                                                                            ----------       ----------
Partners' capital:
   Fund II and III Associates                                                1,406,591        1,507,807
   Wells Real Estate Fund VI                                                 1,569,430        1,682,380
   Wells Real Estate Fund VII                                                2,995,463        3,201,805
                                                                            ----------       ----------
         Total partners' capital                                             5,971,484        6,391,992
                                                                            ----------       ----------
         Total liabilities and partners' capital                            $6,309,485       $6,793,780
                                                                            ==========       ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                      1999             1998           1997
                                                                    --------        ---------       --------
Revenues:
  Rental income                                                     $953,952        $872,978        $679,268
  Other income                                                        23,843          36,000               0
                                                                    --------        --------        --------
                                                                     977,795         908,978         679,268
                                                                    --------        --------        --------
Expenses:
  Depreciation                                                       415,165         376,290         325,974
  Operating costs, net of reimbursements                              68,691          85,983         122,261
  Management and leasing fees                                        129,798          97,701          99,834
  Legal and accounting                                                 4,952           6,509           4,885
  Partnership administration                                          19,891          14,926          17,321
  Computer costs                                                           0               0             228
                                                                    --------        --------        --------
                                                                     638,497         581,409         570,503
                                                                    --------        --------        --------
Net income                                                          $339,298        $327,569        $108,765
                                                                    ========        ========        ========

Net income allocated to Fund II and III Associates                  $ 81,669        $ 78,791        $ 27,213
                                                                    ========        ========        ========

Net income allocated to Wells Real Estate Fund VI                   $ 91,135        $ 87,914        $ 28,409
                                                                    ========        ========        ========

Net income allocated to Wells Real Estate Fund VII                  $166,494        $160,864        $ 53,143
                                                                    ========        ========        ========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                     Fund II             Wells           Wells Real            Total
                                                     and III          Real Estate          Estate            Partners'
                                                   Associates           Fund VI           Fund VII            Capital
                                                  ------------       -------------     -------------       ------------
Balance, December 31, 1996                         $1,690,244          $1,759,947        $3,292,551         $6,742,742
   Partnership contributions                                0             116,675           121,576            238,251
   Partnership distributions                         (109,242)           (115,220)         (214,414)          (438,876)
  Net income                                           27,213              28,409            53,143            108,765
                                                  ------------       -------------     -------------       ------------
Balance, December 31, 1997                          1,608,215           1,789,811         3,252,856          6,650,882
   Partnership contributions                                0               4,600           154,049            158,649
   Partnership distributions                         (179,199)           (199,945)         (365,964)          (745,108)
   Net income                                          78,791              87,914           160,864            327,569
                                                  ------------       -------------     -------------       ------------
Balance, December 31, 1998                          1,507,807           1,682,380         3,201,805          6,391,992
   Partnership distributions                         (182,885)           (204,085)         (372,836)          (759,806)
   Net income                                          81,669              91,135           166,494            339,298
                                                  ------------       -------------     -------------       ------------
Balance, December 31, 1999                         $1,406,591          $1,569,430        $2,995,463         $5,971,484
                                                  ============       =============     =============       ============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999              1998              1997
                                                                            ---------        ----------        ---------
Cash flows from operating activities:
  Net income                                                                $ 339,298         $ 327,569        $ 108,765
                                                                            ---------         ---------        ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                            415,165           376,290          325,974
      Changes in assets and liabilities:
        Accounts receivable                                                   (51,004)          (56,936)          12,810
        Prepaid expenses and other assets                                      20,522            35,603         (123,748)
        Accounts payable and accrued expenses                                (104,146)           21,296          (34,194)
                                                                            ---------         ---------        ---------
          Total adjustments                                                   280,537           376,253          180,842
                                                                            ---------         ---------        ---------
          Net cash provided by operating activities                           619,835           703,822          289,607
                                                                            ---------         ---------        ---------
Cash flows from investing activities:
  Investment in real estate                                                   (19,772)         (102,122)        (620,059)
                                                                            ---------         ---------        ---------
Cash flows from financing activities:
  Contributions from joint venture partners                                         0           154,996          230,699
  Distributions to joint venture partners                                    (719,447)         (667,299)        (356,559)
                                                                            ---------         ---------        ---------
          Net cash used in financing activities                              (719,447)         (512,303)        (125,860)
                                                                            ---------         ---------        ---------
Net (decrease) increase in cash and cash equivalents                         (119,384)           89,397         (456,312)
Cash and cash equivalents, beginning of year                                  308,788           219,391          675,703
                                                                            ---------         ---------        ---------
Cash and cash equivalents, end of year                                      $ 189,404         $ 308,788        $ 219,391
                                                                            =========         =========        =========
Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture                       $       0         $   3,653        $   7,552
                                                                            =========         =========        =========

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

The following are the financial statements for Fund III and IV Associates:

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                     1999           1998
                                                                  -----------   -----------
Real estate assets, at cost:
    Land                                                          $ 3,331,775   $ 3,331,775
    Building and improvements, less accumulated depreciation of
       $3,422,583 in 1999 and $2,870,627 in 1998                    8,792,931     9,320,016
                                                                  -----------   -----------
              Total real estate assets                             12,124,706    12,651,791
Cash and cash equivalents                                             310,609       336,958
Accounts receivable                                                   171,047       173,633
Prepaid expenses and other assets                                      65,213        74,533
                                                                  -----------   -----------
              Total assets                                        $12,671,575   $13,236,915
                                                                  ===========   ===========

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                              $    33,759   $    38,139
    Partnership distributions payable                                 405,782       407,701
    Due to affiliates                                                   7,878         1,512
                                                                  -----------   -----------
              Total liabilities                                       447,419       447,352
                                                                  -----------   -----------
Partners' capital:
    Wells Real Estate Fund III                                      6,993,642     7,330,542
    Wells Real Estate Fund IV                                       5,230,514     5,459,021
                                                                  -----------   -----------
              Total partners' capital                              12,224,156    12,789,563
                                                                  -----------   -----------
              Total liabilities and partners' capital             $12,671,575   $13,236,915
                                                                  ===========   ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                        1999           1998          1997
                                                     -----------    -----------   -----------
Revenues:
    Rental income                                    $ 1,795,247    $ 1,749,842   $ 1,640,663
    Interest income                                       11,790          9,368        12,308
                                                     -----------    -----------   -----------
                                                       1,807,037      1,759,210     1,652,971
                                                     -----------    -----------   -----------
Expenses:
    Depreciation                                         551,956        542,363       535,209
    Management and leasing fees                          158,520        154,881       146,013
    Operating costs, net of reimbursements               (21,669)        62,863        36,973
    Property administration                               40,357         27,546        21,735
    Legal and accounting                                   9,163         12,420        13,797
                                                     -----------    -----------   -----------
                                                         738,327        800,073       753,727
                                                     -----------    -----------   -----------
Net income                                           $ 1,068,710    $   959,137   $   899,244
                                                     ===========    ===========   ===========

Net income allocated to Wells Real Estate Fund III   $   611,605    $   549,745   $   515,416
                                                     ===========    ===========   ===========

Net income allocated to Wells Real Estate Fund IV    $   457,105    $   409,392   $   383,828
                                                     ===========    ===========   ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                     Wells Real      Wells Real     Total
                                                       Estate          Estate      Partners'
                                                      Fund III        Fund IV       Capital
                                                     -----------    -----------   -----------
Balance, December 31, 1996                           $ 7,899,938    $ 5,883,048   $13,782,986
    Net income                                           515,416        383,828       899,244
    Partnership distributions                           (845,056)      (629,309)   (1,474,365)
                                                     -----------    -----------   -----------
Balance, December 31, 1997                             7,570,298      5,637,567    13,207,865
    Net income                                           549,745        409,392       959,137
    Partnership contributions                             59,205         44,090       103,295
    Partnership distributions                           (848,706)      (632,028)   (1,480,734)
                                                     -----------    -----------   -----------
Balance, December 31, 1998                             7,330,542      5,459,021    12,789,563
    Net income                                           611,605        457,105     1,068,710
    Partnership contributions                                  0         23,280        23,280
    Partnership distributions                           (948,505)      (708,892)   (1,657,397)
                                                     -----------    -----------   -----------
Balance, December 31, 1999                           $ 6,993,642    $ 5,230,514   $12,224,156
                                                     ===========    ===========   ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                         1999          1998           1997
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                       $ 1,068,710    $   959,137    $   899,244
                                                                     -----------    -----------    -----------
    Adjustments to reconcile net income to net cash provided
     by operating activities:
          Depreciation                                                   551,956        542,363        535,209
          Changes in assets and liabilities:
              Accounts receivable                                          2,586         33,590         40,344
              Prepaid expenses and other assets                            9,320        (31,628)        (6,674)
              Accounts payable                                            (4,380)         1,967         (3,550)
              Due to affiliates                                            6,366         (5,427)           921
                                                                     -----------    -----------    -----------
                 Total adjustments                                       565,848        540,865        566,250
                                                                     -----------    -----------    -----------
                 Net cash provided by operating activities             1,634,558      1,500,002      1,465,494
                                                                     -----------    -----------    -----------
Cash flows from investing activities:
    Investment in real estate                                            (24,871)      (111,383)             0
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
    Contributions from joint venture partners                             23,280        103,295              0
    Distributions to joint venture partners                           (1,659,316)    (1,461,150)    (1,457,201)
                                                                     -----------    -----------    -----------
              Net cash used in financing activities                   (1,636,036)    (1,357,855)    (1,457,201)
                                                                     -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents                     (26,349)        30,764          8,293
Cash and cash equivalents, beginning of year                             336,958        306,194        297,901
                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year                               $   310,609    $   336,958    $   306,194
                                                                     ===========    ===========    ===========

  4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                              1999           1998          1997
                                                                          -----------    -----------    -----------
Financial statement net income                                            $   709,412    $   649,007    $   385,224
Increase (decrease) in net income resulting from:
     Depreciation expense for financial reporting purposes in
      excess of amounts for income tax purposes                               364,072        353,230        320,502
     Rental income recognized for income tax purposes in excess of
      amounts for financial reporting purposes                                 23,693         45,896          9,634
     Expenses deductible when paid for income tax purposes, accrued
      for financial reporting purposes                                         (8,929)        (1,014)        (6,871)
     Fixed asset retirement in excess of amounts for income tax
      purposes                                                                      0              0         (7,064)
     Other                                                                        999            960          6,213
                                                                          -----------    -----------    -----------
Income tax basis net income                                               $ 1,089,247    $ 1,048,079    $   707,638
                                                                          ===========    ===========    ===========

The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                                         1999            1998             1997
                                                                      ------------    ------------    ------------
Financial statement partners' capital                                 $ 14,521,435    $ 15,420,884    $ 16,383,705
Increase (decrease) in partners' capital resulting from:
     Depreciation expense for financial reporting purposes
       in excess of amounts for income tax purposes                      1,360,924         996,852         643,622
     Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial
       reporting purposes                                                2,624,555       2,624,555       2,624,555
     Accumulated rental income accrued for financial reporting
       purposes in excess of amounts for income tax purposes              (214,347)       (238,040)       (283,936)
     Accumulated expenses deductible when paid for income tax
       purposes, accrued for financial reporting purposes                  111,458         120,387         121,401
     Partnership's distribution payable                                    435,375         458,724         396,991
     Other                                                                    (732)         (1,731)         (2,691)
                                                                      ------------    ------------    ------------
Income tax basis partners' capital                                    $ 18,838,668    $ 19,381,631    $ 19,883,647
                                                                      ============    ============    ============


  5.     RENTAL INCOME

The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                       2000                            $2,017,610
                       2001                             1,558,136
                       2002                               886,269
                       2003                               418,482
                       2004                               370,333
                    Thereafter                          2,711,656
                                                      -----------
                                                      $ 7,962,486
                                                      ===========

Four tenants contributed approximately 23%, 19%, 14%, and 12% of revenues. In addition, two tenants will contribute approximately 49% and 16% of future minimum rental income.

The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                       2000                           $1,476,960
                       2001                            1,488,000
                       2002                              550,721
                                                      ----------
                                                      $3,515,681
                                                      ==========

One tenant at the Atrium contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                      2000                             $ 249,550
                      2001                               249,550
                      2002                                25,995
                                                       ---------
                                                       $ 525,095
                                                       =========

One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                      2000                           $  901,595
                      2001                              847,296
                      2002                              469,628
                      2003                              197,540
                      2004                              175,331
                    Thereafter                          149,157
                                                     ----------
                                                     $2,740,547
                                                     ==========

Three tenants contributed approximately 13%, 13%, and 11% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 29%, 14%, 14%, and 11% of future minimum rental income.

The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                      2000                           $1,366,588
                      2001                            1,205,853
                      2002                              987,163
                      2003                              684,719
                      2004                              620,139
                    Thereafter                        4,716,703
                                                     ----------
                                                     $9,581,165
                                                     ==========

Two tenants contributed approximately 31% and 27% of rental income for the year ended December 31, 1999. In addition, one tenant will contribute approximately 71% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                             1999 Quarters Ended
                                                            -------------------------------------------------------------
                                                            March 31        June 30        September 30       December 31
                                                            --------        -------        ------------       -----------
    Revenues                                                $277,769        $312,685           $273,209          $273,096
    Net income                                               148,919         218,982            176,510           165,001
    Net income allocated to Class A limited partners         148,919         218,982            176,510           130,022
    Net income allocated to Class B limited partners               0               0                  0            34,979
    Net income per Class A limited partner unit             $   0.01        $   0.01           $   0.01          $   0.00
    Net income per Class B limited partner unit                 0.00            0.00               0.00              0.01
    Cash distribution per Class A limited partner unit          0.02            0.02               0.02              0.02
    Cash distribution per Class B limited partner unit          0.00            0.00               0.00              0.01

                                                                                1998 Quarters Ended
                                                            -------------------------------------------------------------
                                                             March 31        June 30        September 30       December 31
                                                            ---------       --------        ------------       ----------
    Revenues                                                $255,657        $285,440           $270,116          $287,889
    Net income                                               145,730         162,589            185,563           155,125
    Net income allocated to Class A limited partners         145,730         162,589            185,563           114,176
    Net income allocated to Class B limited partners               0               0                  0            40,949
    Net income per Class A limited partner unit             $   0.01        $   0.01           $   0.01          $   0.00
    Net income per Class B limited partner unit                 0.00            0.00               0.00              0.02
    Cash distribution per Class A limited partner unit          0.02            0.02               0.02              0.02
    Cash distribution per Class B limited partner unit          0.00            0.00               0.00              0.02

7.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund II,
Wells Real Estate Fund II-OW, and
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of THE ATRIUM BUILDING as of December 31, 1999 and 1998 and the related statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Atrium Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                              THE ATRIUM BUILDING


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                             1999              1998
                                                                         ------------      ------------
REAL ESTATE ASSETS:
  Land                                                                     $1,504,743       $1,504,743
  Building and improvements, less accumulated depreciation of
      $6,301,681 in 1999 and $5,433,962 in 1998                             7,070,342        7,938,061
  Construction in progress                                                     23,400                0
                                                                         ------------      -----------
           Total real estate assets                                         8,598,485        9,442,804

CASH AND CASH EQUIVALENTS                                                      89,170          128,882

ACCOUNTS RECEIVABLE                                                            30,018           18,114

PREPAID AND OTHER ASSETS                                                      213,143          302,888
                                                                         ------------      -----------
           Total assets                                                    $8,930,816       $9,892,688
                                                                         ============      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Distributions payable to partners                                        $  101,012       $  137,224
  Accounts payable                                                              1,801            4,587
                                                                         ------------      -----------
           Total liabilities                                                  102,813          141,811
                                                                         ------------      -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  Wells Real Estate Fund II                                                 5,162,262        5,697,944
  Wells Real Estate Fund II-OW                                                453,477          483,517
  Wells Real Estate Fund III, L.P.                                          3,212,264        3,569,416
                                                                         ------------      -----------
           Total partners' capital                                          8,828,003        9,750,877
                                                                         ------------      -----------
           Total liabilities and partners' capital                         $8,930,816       $9,892,688
                                                                         ============      ===========


     The accompanying notes are an integral part of these balance sheets.

                              THE ATRIUM BUILDING


                              STATEMENTS OF LOSS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                               1999              1998               1997
                                                            ----------        ----------        -----------
REVENUES:
  Rental income                                             $1,470,144        $1,470,144        $  924,769
                                                            ----------        ----------        ----------
EXPENSES:
  Depreciation                                                 867,719           866,778           795,829
  Operating costs, net of reimbursements                       801,090           697,365           812,686
  Management and leasing fees                                   90,018           186,102           111,576
  Legal and accounting                                           5,250             3,310            17,408
  Computer costs                                                     0                 0               107
                                                            ----------        ----------        ----------
                                                             1,764,077         1,753,555         1,737,606
                                                            ----------        ----------        ----------
NET LOSS                                                    $ (293,933)       $ (283,411)       $ (812,837)
                                                            ==========        ==========        ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II             $ (170,613)       $ (164,506)       $ (482,564)
                                                            ==========        ==========        ==========
NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II-OW          $   (9,568)       $   (9,225)       $  (27,061)
                                                            ==========        ==========        ==========
NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND III, L.P.      $ (113,752)       $ (109,680)       $ (303,212)
                                                            ==========        ==========        ==========


        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                    Wells Real         Wells Real         Wells Real            Total
                                                      Estate             Estate             Estate            Partners'
                                                      Fund II          Fund II-OW          Fund III,           Capital
                                                    -----------        -----------        -----------         -----------
BALANCE, December 31, 1996                           $6,459,347           $526,214         $3,663,945         $10,649,506

   Net loss                                            (482,564)           (27,061)          (303,212)           (812,837)
   Contributions                                        387,750             21,745            659,810           1,069,305
   Distributions                                       (117,871)            (6,610)           (85,283)           (209,764)
                                                    -----------        -----------        -----------         -----------
BALANCE, December 31, 1997                            6,246,662            514,288          3,935,260          10,696,210

   Net loss                                            (164,506)            (9,225)          (109,680)           (283,411)
   Distributions                                       (384,212)           (21,546)          (256,164)           (661,922)
                                                    -----------        -----------        -----------         -----------
BALANCE, December 31, 1998                            5,697,944            483,517          3,569,416           9,750,877

   Net loss                                            (170,613)            (9,568)          (113,752)           (293,933)
   Distributions                                       (365,069)           (20,472)          (243,400)           (628,941)
                                                    -----------        -----------        -----------         -----------
BALANCE, December 31, 1999                           $5,162,262           $453,477         $3,212,264         $ 8,828,003
                                                    ===========        ===========        ===========         ===========


        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                        1999              1998               1997
                                                                      ---------         ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(293,933)        $(283,411)         $ (812,837)
                                                                      ---------         ---------          ----------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
       Depreciation                                                     867,719           866,778             795,829
       Loss on real estate assets                                             0                 0             181,684
       Changes in assets and liabilities:
            Accounts receivable                                         (11,904)              836             (18,950)
            Prepaid expenses and other assets                            89,745            89,745            (357,417)
            Accounts payable                                             (2,786)         (146,779)            (37,394)
            Due to affiliates                                                 0            (3,829)              3,829
                                                                      ---------         ---------          ----------
              Total adjustments                                         942,774           806,751             567,581
                                                                      ---------         ---------          ----------
              Net cash provided by (used in) operating
                activities                                              648,841           523,340            (245,256)
                                                                      ---------         ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate assets                                      (23,400)                0            (932,156)
                                                                      ---------         ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners                                                 0                 0           1,069,305
  Distributions paid to partners                                       (665,153)         (675,743)            (58,720)
                                                                      ---------         ---------          ----------
Net cash (used in) provided by financing activities                    (665,153)         (675,743)          1,010,585
                                                                      ---------         ---------          ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (39,712)         (152,403)           (166,827)

CASH AND CASH EQUIVALENTS, beginning of year                            128,882           281,285             448,112
                                                                      ---------         ---------          ----------
CASH AND CASH EQUIVALENTS, end of year                                $  89,170         $ 128,882          $  281,285
                                                                      =========         =========          ==========


        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Atrium Building ("Atrium") is a four-story office building located in Houston, Harris County, Texas. The building is owned by Fund II and III Associates, a joint venture between Wells Real Estate Fund II ("Fund II"), Wells Real Estate Fund II-OW ("Fund II-OW"), and Wells Real Estate Fund III, L.P. ("Fund III). Fund II owns 59% of Atrium, Fund II-OW owns 3% of Atrium, and Fund III owns 38% of Atrium at December 31, 1999. Allocation of net loss and distributions are made in accordance with ownership percentages.

     Use of Estimates

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

     Income Taxes

     Atrium is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Atrium as of December 31, 1999.

     Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Atrium is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Deferred Lease Acquisition Costs

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, Atrium considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

 2.  RENTAL INCOME

     The future minimum rental income due to Atrium under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
               2000                                  $1,476,960
               2001                                   1,408,000
               2002                                     550,722
                                                     ----------
                                                     $3,435,682
                                                     ----------

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.

3.   RELATED-PARTY TRANSACTIONS

     Fund II and II-OW and Fund III entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund II and II-OW and Fund III. In consideration for supervising the management of Atrium, Fund II and II-OW and Fund III will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Atrium incurred management and leasing fees of $90,018, $186,102, and $111,576 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Atrium or its partners. In the normal course of business, Atrium or its partners may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                         Initial Cost
                                                                 -----------------------------
                                                                                                  Cost of
                                                                               Buildings and      Capitalized
               Description            Ownership   Encumbrances      Land       Improvements      Improvements    Land
--------------------------------      ---------   ------------   ----------   -----------------  ------------- ----------
THE ATRIUM AT NASSAU BAY (a)             39%         None         $1,367,000    $10,983,000       $ 2,484,733  $1,504,743

GREENVILLE PROJECT (b)                  100          None            529,977              0         3,674,440     576,350

880 PROPERTY--BROOKWOOD GRILL (c)        38          None            523,319              0         1,494,717     745,223

STOCKBRIDGE VILLAGE (d)                  57          None          2,551,645              0         7,885,370   2,758,193

G.E. LIGHTING NATIONAL CUSTOMER
 CENTER (e)                              57          None            529,546      4,158,223           422,504     573,582

880 PROPERTY (f)                          9          None          1,325,242              0         5,718,159   1,325,242
                                                                 -----------  -------------      ------------  ----------
          Total                                                   $6,826,729    $15,141,223       $21,679,923  $7,483,333
                                                                 ===========  =============      ============  ==========

                                 Gross Amount at Which Carried at December 31, 1999
                                 --------------------------------------------------
                                                                                                                    Life on Which
                                     Buildings and  Construction              Accumulated     Date of       Date     Depreciation
             Description             Improvements   in Progress     Total     Depreciation  Construction  Acquired  Is Computed (g)
--------------------------------     -------------  ------------ -----------  ------------  ------------  --------  ---------------
THE ATRIUM AT NASSAU BAY (a)           $13,306,590     $23,400   $14,834,733  $ 6,236,248      1988       04/03/89   12 to 25 years

GREENVILLE PROJECT (b)                   3,628,067           0     4,204,417    1,096,423      1990       06/30/90   20 to 25 years

880 PROPERTY--BROOKWOOD GRILL (c)        1,272,813           0     2,018,036      383,745      1991       03/27/91   20 to 25 years

STOCKBRIDGE VILLAGE (d)                  7,678,822           0    10,437,015    2,228,074      1991       04/04/91   20 to 25 years

G.E. LIGHTING NATIONAL CUSTOMER
  CENTER (e)                             4,536,691           0     5,110,273    1,194,511      1991       07/01/92   20 to 25 years

880 PROPERTY (f)                         5,718,159           0     7,043,401    1,299,227      1996       01/31/90   20 to 25 years
                                     -------------   ---------   -----------  ------------
          Total                        $36,141,142   $23,400     $43,647,875  $12,438,228
                                     =============   =========   ===========  ============

          (a)  The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates.
          (b)  The Greenville Project is a two-story office building located in
               Greenville, North Carolina, owned entirely by the Partnership.
          (c) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates.
          (d) Stockbridge Village is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates.
          (e) The G.E. Lighting National Customer Center is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates.
          (f) The 880 Property is an office-retail shopping center located in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates.
          (g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999



                                                                                               Accumulated
                                                                                    Cost      Depreciation
                                                                                -----------   ------------
BALANCE AT DECEMBER 31, 1996                                                    $42,081,600    $ 6,662,165

  1997 additions                                                                  1,546,767      1,869,334
  1997 deductions                                                                  (262,725)       (81,041)
                                                                                -----------   ------------
BALANCE AT DECEMBER 31, 1997                                                     43,365,642      8,450,458

  1998 additions                                                                    251,771      1,999,481
BALANCE AT DECEMBER 31, 1998                                                     43,617,413     10,449,939

  1999 additions                                                                     30,462      1,988,289
                                                                                -----------   ------------
BALANCE AT DECEMBER 31, 1999                                                    $43,647,875    $12,438,228
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


Exhibit                                               Sequential
Number     Description of Document                    Page Number
-------    -----------------------                    -----------


*4(a)      Agreement of Limited Partnership of            N/A
           Real Estate Fund III, L.P.
           (Registration Statement of Wells Real
           Estate Fund III, L.P., Exhibit B to the
           Prospectus, File No. 33-24063)

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

*10(z)     Joint Venture Agreement of Fund II, III,       N/A
           VI and VII Associates (Exhibit to Form
           10-K of Wells Real Estate Fund VI, L.P.
           for the fiscal year ended December 31,
           File No. 0-23656)