Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND III L P
filed 2000-05-11
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2000                               or
                                ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________________ to__________________________

Commission file number          0-18407
                      ----------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                        58-1800833
------------------------------            --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                      30092
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

Yes  X      No  ___
    ---

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund III, L.P.
                       --------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 2000
                  and December 31, 1999..................................   3

                 Statements of Income for the Three Months
                  Ended March 31, 2000 and 1999..........................   4

                 Statement of Partner's Capital for the
                  Year Ended December 31, 1999
                  and the Three Months Ended March 31, 2000..............   5

                 Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999...................   6

                 Condensed Notes to Financial Statements.................   7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........   8

PART II.    OTHER INFORMATION............................................  16

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

            Assets                                        March 31, 2000    December 31, 1999
            ------                                        --------------    ------------------
Real estate, at cost:
 Land                                                       $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $1,139,185 in 2000 and
 $1,096,423 in 1999                                           2,488,881           2,531,644
                                                            -----------         -----------

  Total real estate                                           3,065,231           3,107,994
                                                            -----------         -----------

Cash and cash equivalents                                       119,145             128,536
Investment in joint ventures (Note 2)                        11,215,979          11,369,590
Due from affiliates                                             295,757             318,763
Accounts receivable                                              13,452              14,489
Prepaid expenses and other assets                                22,816              22,916
                                                            -----------         -----------

  Total assets                                              $14,732,380         $14,962,288
                                                            ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                           $    10,262         $     5,478
 Partnership distributions payable                              385,208             435,375
                                                            -----------         -----------
     Total liabilities                                          395,470             440,853
                                                            -----------         -----------

Partners' capital:
  Limited Partners:
  Class A - 19,635,965 units outstanding                     14,336,910          14,521,435
  Class B - 2,544,540 units outstanding                               0                   0
                                                            -----------         -----------

     Total partners' capital                                 14,336,910          14,521,435
                                                            -----------         -----------

     Total liabilities and partners' capital                $14,732,380         $14,962,288
                                                            ===========         ===========

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                          Three Months Ended
                                                 ----------------------------------
                                                 March 31, 2000      March 31, 1999
                                                 --------------      --------------
Revenues:
  Rental income                                        $136,308            $138,711
  Interest income                                            48                  33
  Equity in income of joint ventures (Note 2)           142,143             139,025
                                                       --------            --------
                                                        278,499             277,769
                                                       --------            --------

Expenses:
  Management and leasing fees                            13,294              14,228
  Operating costs-rental properties,
      net of tenant reimbursements                       38,916              48,628
  Depreciation                                           42,763              40,442
  Legal and accounting expenses                          12,000               5,654
  Computer expense                                        1,867               1,692
  Partnership administration                             10,624              18,206
                                                       --------            --------
                                                        119,464             128,850
                                                       --------            --------
  Net  income                                          $159,035            $148,919
                                                       ========            ========

Net income allocated to
  Class A Limited Partners                             $159,035            $148,919

Net loss allocated to
  Class B Limited Partners                             $      0            $      0

Net income per Class A
  Limited Partner Unit                                 $   0.01            $   0.01

Net loss per Class B
  Limited Partner Unit                                 $      0            $      0

Cash distribution per Class A
  Limited Partner Unit                                 $   0.02            $   0.02

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED
                                MARCH 31, 2000

                                                    Limited Partners                      Total
                                       --------------------------------------------
                                              Class A                 Class B           Partners'
                                       --------------------      ------------------
                                       Units        Amounts      Units      Amounts      Capital
                                       -----        -------      -----      -------      -------
BALANCE, December 31, 1998           19,635,965   $15,420,884   2,544,540         0    $15,420,884

Net income                                    0       674,443           0    34,979        709,412
Partnership distributions                     0    (1,573,882)          0   (34,979)    (1,608,861)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, December 31, 1999           19,635,965    14,521,435   2,544,540         0     14,521,435

Net income                                    0       159,035           0         0        159,035
Partnership distributions                     0      (343,560)          0         0       (343,560)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, March 31, 2000              19,635,965   $14,336,910   2,544,540  $      0    $14,336,910
                                     ==========   ===========   =========  ========    ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                                ------------------
                                                                       March 31, 2000        March 31, 1999
                                                                       --------------        --------------
Cash flows from operating activities:
 Net income                                                                $ 159,035             $ 148,919
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Equity in income of joint ventures                                       (142,143)             (139,025)
   Depreciation                                                               42,763                40,442
   Changes in assets and liabilities:
     Accounts receivable                                                       1,037                 1,027
     Prepaids and other assets                                                   100                   846
     Accounts payable                                                          4,780                 8,543
     Due to affiliates                                                             0                13,420
                                                                           ---------             ---------
      Net cash provided by operating activities                               65,572                74,172
                                                                           ---------             ---------

Cash flow from investing activities:
 Distributions received from joint ventures                                  318,763               333,796
                                                                           ---------             ---------
      Net cash provided by investing activities                              318,763               333,796

Cash flow from financing activities:
 Partnership distribution paid                                              (393,726)             (453,371)
                                                                           ---------             ---------

Net decrease in cash and cash equivalents                                     (9,391)              (45,403)

Cash and cash equivalents, beginning of year                                 128,536               156,648
                                                                           ---------             ---------

Cash and cash equivalents, end of period                                   $ 119,145             $ 111,245
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

     As of March 31, 2000, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture,
     (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund III, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 2000, the properties owned by the Partnership were 96.5% occupied as compared to 95.6% as of March 31, 1999.

     Gross revenues of the Partnership remained constant at $278,499 for the three months ended March 31, 2000, as compared to $277,769 for the three months ended March 31, 1999.

     Expenses of the Partnership decreased to $119,464 for the three months ended March 31, 2000, from $128,850 for the three months ended March 31, 1999. The decrease in expenses was due primarily to decreased overall operating expenses at the IBM Greenville Property.

     Net cash provided by operating activities decreased from $74,172 in 1999 to $65,572 in 2000, due to changes due to affiliates. Distributions received from joint ventures and distributions paid to limited partners decreased primarily due to capitalized tenant improvements paid in early 2000.
     Since the Partnership pays out all cash flow, cash and cash equivalents remains relatively stable.

     The Partnership made cash distributions to the Limited Partners hold Class A Units of $.02 per Class A Unit for the three months ended March 31, 2000 and $0.02 for the three months ended March 31, 1999. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended March 31, 2000 and 1999.

     The Partnership's distributions paid and payable through the first quarter of 2000 have been paid from net cash from operations and from distributions received from its investments in joint ventures.

     The Partnership has been notified that General Electric has elected not to renew its current lease for the G.E. Building, which expired March 31, 2000. Management has begun efforts to market and lease this building to one or more new tenants. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $1,250,000, which may vary significantly depending upon the ultimate tenant or tenants actually obtained for this property. It is likely that these costs will be required to be funded out of cash from operations of the Partnership and Wells Fund IV, which is likely to cause a substantial reduction to distributions payable to Limited Partners in the year 2000.

Property Operations
-------------------

As of March 31, 2000, the Partnership owned interests in the following properties:

The Greenville Property- Fund III
---------------------------------

                                                  Three Months Ended
                                                  ------------------
                                        March 31, 2000         March 31, 1999
                                        --------------         --------------
Revenues:
 Rental income                           $ 136,308             $ 138,711
                                         ---------             ---------

Expenses:
 Depreciation                               42,763                40,442
 Management & leasing expenses              13,294                14,228
 Other operating expenses                   38,916                48,628
                                         ---------             ---------
                                            94,973               103,298
                                         ---------             ---------

Net income                               $  41,335             $  35,413
                                         =========             =========

Occupied %                                    86.4%                 78.5%

Partnership's Ownership %                      100%                  100%

Cash generated to the Partnership        $  86,247             $  78,664

Net income generated to the Partnership  $  41,335             $  35,413

Rental income decreased slightly as of March 31, 2000, as compared to the same period in 1999, even though occupancy increased due to a new lease for 3,472 square feet that did not commence until mid-quarter. Other operating expenses decreased for the third quarter of 2000, as compared to 1999, due primarily to parking lot repairs of almost $6,000 in 1999. As a result of decreased total expenses, net income and cash generated to the Partnership increased in 2000, as compared to 1999.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                   Three Months Ended
                                                   ------------------
                                         March 31, 2000         March 31, 1999
                                         --------------         --------------
Revenues:
 Rental income                            $  367,536             $  367,536
                                          ----------             ----------

Expenses:
 Depreciation                                216,930                214,105
 Management & leasing expenses                45,060                 44,774
 Other operating expenses                    150,182                196,170
                                          ----------             ----------
                                             412,172                455,049
                                          ----------             ----------

Net loss                                  $  (44,636)            $  (87,513)
                                          ==========             ==========

Occupied %                                       100%                   100%

Partnership's Ownership %                       38.7%                  38.7%

Cash distributions to the Partnership     $   54,913             $   56,587

Net loss allocated to the Partnership     $  (17,280)            $  (33,868)

Rental income remained stable for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Other operating expense decreased due to an increase in common area maintenance reimbursements billed to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Partnership decreased even though net loss decreased by $42,877 due primarily to capital expenditures on the property's exterior caulking and coating during the first quarter of 2000 for approximately $50,000.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                   Three Months Ended
                                                   ------------------
                                               March 31, 2000   March 31, 1999
                                               --------------   --------------
Revenues:
 Rental income                                  $  56,187       $  56,188
 Equity in income of joint venture                 16,903          17,491
                                                ---------       ---------
                                                   73,090          73,679
                                                ---------       ---------
Expenses:
 Depreciation                                      13,503          13,503
 Management & leasing expenses                      6,704           8,728
 Other operating expenses                          10,092           5,525
                                                ---------       ---------
                                                   30,299          27,756
                                                ---------       ---------

Net income                                      $  42,791       $  45,923
                                                =========       =========

Occupied %                                            100%            100%

Partnership's Ownership %                            37.7%           37.7%

Cash distributions to the Partnership           $  34,848       $  33,971

Net income allocated to the Partnership         $  16,111       $  17,290


Rental income, net income and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 2000 as compared to 1999 due to the stable occupancy rate.

Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
-----------------------------------------------------------------

                                                   Three Months Ended
                                                   ------------------
                                             March 31, 2000      March 31, 1999
                                             --------------      --------------
     Revenues:
     Rental income                         $   222,157             $    230,063
                                           -----------             ------------

     Expenses:
      Depreciation                             104,130                   94,129
      Management & leasing expenses             30,586                   38,874
      Other operating expenses                  17,218                   24,394
                                           -----------             ------------
                                               151,934                  157,397
                                           -----------             ------------

     Net income                            $    70,223             $     72,666
                                           ===========             ============

     Occupied %                                    100%                     100%

     Partnership Ownership %                       9.1%                     9.1%

     Cash Distribution to the Fund II -
       Fund III Joint Venture*             $    45,947             $     35,418

     Net Income Allocated to the
      Fund II - Fund III Joint Venture*    $    16,903             $     17,491

*The Partnership holds a 9.1% ownership in the Fund II - Fund III Joint Venture.

Rental income and net income decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to an overestimate of straight line rent adjustment during the first quarter of 1999.

Cash distributions to the Partnership increased even though net income decreased slightly due to lease acquisitions fees paid of approximately $20,000 in 1999.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------


                                                                               Three Months Ended
                                                                               ------------------
                                                                  March 31, 2000                 March 31, 1999
                                                                  --------------                 --------------
Revenues:
Rental Income                                                        $131,856                        $131,856
                                                                     --------                        --------

Expenses:
  Depreciation                                                         49,056                          49,059
  Management & leasing expenses                                        10,179                          10,095
  Other operating expenses                                              4,147                           1,245
                                                                     --------                        --------
                                                                       63,382                          60,399
                                                                     --------                        --------

Net income                                                           $ 68,474                        $ 71,457
                                                                     ========                        ========

Occupied %                                                                100%                            100%

Partnership Ownership %                                                  57.2%                           57.2%

Cash Distribution to Partnership                                     $ 72,510                        $ 72,793

Net Income allocated to the Partnership                              $ 39,174                        $ 40,933


Rental income has remained constant for 2000 and 1999. Net income and cash distributions generated from the G.E. Building decreased in the first quarter of 2000, as compared to the same period for 1999, due primarily to an increase in travel expenses related to releasing this building.

G.E. has decided not to renew their lease with expired March 31, 2000. Management has begun its efforts to lease the building to one or more tenants. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,250,000.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                              ------------------
                                                                  March 31, 2000              March 31, 1999
                                                                  --------------              --------------
Revenues:
Rental income                                                         $309,108                    $325,170
Interest income                                                          3,400                       3,500
                                                                      --------                    --------
                                                                       312,508                     328,670
                                                                      --------                    --------

Expenses:
  Depreciation                                                          89,043                      88,184
  Management & leasing expenses                                         34,972                      33,184
  Other operating expenses                                               6,482                      17,338
                                                                      --------                    --------
                                                                       130,497                     138,706
                                                                      --------                    --------

Net income                                                            $182,011                    $189,964
                                                                      ========                    ========

Occupied %                                                                  98%                        100%

Partnership Ownership %                                                   57.2%                       57.2%

Cash Distribution to Partnership                                      $133,486                    $160,283

Net Income allocated to the
  Partnership                                                         $104,132                    $108,809


Rental income decrease in 2000, as compared to 1999, due to two leases which expired and were not renewed. Other operating expenses decreased due primarily to differences in the adjustment for prior year common area maintenance billings to tenants and decreased expenditures for roof repairs in 2000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions are lower in 2000, as compared to 1999, due primarily to capitalized tenant improvements paid of $29,000 in early 2000.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND III, L.P.
                              (Registrant)
Dated:  May 11, 2000          By: /s/ Leo F. Wells, III
                                  ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President
                              and Chief Financial
                              Officer of Wells Capital, Inc.