Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND III L P
filed 2000-08-11
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 2000                or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                      0-18407
                       ---------------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                        58-1800833
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6200 The Corners Parkway,        Norcross, Georgia           30092
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

                                     INDEX
                                     -----


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - June 30, 2000
                  and December 31, 1999...................................  3

                 Statements of Income for the Three Months
                  and Six Months Ended June 30, 2000 and 1999.............  4

                 Statement of Partner's Capital for the
                  Six Months Ended June 30, 2000
                  and the Year Ended December 31, 1999....................  5

                 Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and 1999.....................  6

                 Condensed Notes to Financial Statements..................  7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.............................................   8

PART II. OTHER INFORMATION...............................................  16

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

             Assets                             June 30, 2000      December  31, 1999
             -----                              -------------      ------------------
Real estate, at cost:
 Land                                             $   576,350         $   576,350
 Building and improvements, less accumulated
   depreciation of $1,097,969 in 2000 and
   $1,012,443 in 1999                               2,446,118           2,531,644
                                                  -----------         -----------

  Total real estate                                 3,022,468           3,107,994
                                                  -----------         -----------

Cash and cash equivalents                             127,307             128,536
Investment in joint ventures (Note 2)              11,032,112          11,369,590
Due from affiliates                                   229,827             318,763
Accounts receivable                                     1,135              14,489
Prepaid expenses and other assets                      25,320              22,916
                                                  -----------         -----------

  Total assets                                    $14,438,169         $14,962,288
                                                  ===========         ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                 $    22,274         $     5,478
 Partnership distributions payable                      6,769             435,375
                                                  -----------         -----------

  Total liabilities                                    29,043             440,853
                                                  -----------         -----------

Partners' capital:
 Limited Partners:
  Class A - 19,635,965 units outstanding           14,409,126          14,521,435
  Class B - 2,544,540 units outstanding                     0                   0
                                                  -----------         -----------

     Total partners' capital                       14,409,126          14,521,435
                                                  -----------         -----------

     Total liabilities and partners' capital      $14,438,169         $14,962,288
                                                  ===========         ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                           Three Months Ended                       Six Months Ended
                                                --------------------------------------     ---------------------------------
                                                 June 30, 2000        June 30, 1999         June 30, 2000     June 30, 1999
                                                -------------------  -----------------     --------------  -----------------
Revenues:
  Rental income                                       $148,098             $133,449              $284,406          $272,160
  Equity in earnings of joint
   ventures (Note 2)                                    45,960              179,282               188,103           318,307
                                                      --------             --------              --------          --------
                                                       194,058              312,731               472,509           590,467
                                                      --------             --------              --------          --------

Expenses:
  Management & leasing fees                              5,967                9,778                19,261            16,211
  Operating costs-rental property                       48,148               21,596                87,016            77,987
  Depreciation                                          42,763               40,443                85,526            80,885
  Legal & accounting                                     2,200                6,993                14,200            12,647
  Computer costs                                         2,226                1,477                 4,093             3,169
  Partnership administration                            20,538               13,462                31,162            31,667
                                                      --------             --------              --------          --------
                                                       121,842               93,749               241,258           222,566
                                                      --------             --------              --------          --------
  Net income                                          $ 72,216             $218,982              $231,251          $367,901
                                                      ========             ========              ========          ========

Net income allocated to
  General Partners                                    $      0             $      0              $      0          $      0

Net income allocated to Class
  A Limited Partners                                  $ 72,216             $218,982              $231,251          $367,901

Net loss allocated to Class B
  Limited Partners                                    $      0             $      0              $      0          $      0

Net income per Class A Limited
  Partner Unit                                        $  0.004             $   0.01              $   0.01          $   0.02

Net loss per Class B
  Limited Partner Unit                                $  (0.00)            $  (0.00)             $  (0.00)         $  (0.00)

Cash distribution per Class A
  Limited Partner Unit                                $   0.00             $   0.02              $   0.02          $   0.04



            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE SIX MONTHS ENDED
                                 JUNE 30, 2000



                                                    Limited Partners
                                     -----------------------------------------------
                                              Class A                 Class B            Total
                                     -------------------------  --------------------    Partners'
                                       Units        Amounts       Units     Amounts      Capital
                                     ----------  -------------  ---------  ---------  -------------
BALANCE, December 31, 1998           19,635,965   $15,420,884   2,544,540         0    $15,420,884

Net income                                    0       674,443           0    34,979        709,412
Partnership distributions                     0    (1,573,882)          0   (34,979)    (1,608,861)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, December 31, 1999           19,635,965    14,521,435   2,544,540         0     14,521,435

Net income                                    0       231,251           0         0        231,251
Partnership distributions                     0      (343,560)          0         0       (343,560)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, June 30, 2000               19,635,965   $14,409,126   2,544,540  $      0    $14,409,126
                                     ==========   ===========   =========  ========    ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended
                                                             --------------------------------------------------------
                                                                    June 30, 2000                June 30, 1999
                                                             ---------------------------  ---------------------------
Cash flows from operating activities:
 Net income                                                              $ 231,251                    $ 367,901
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in income of joint ventures                                     (188,103)                    (318,307)
   Depreciation                                                             85,526                       80,885
   Changes in assets and liabilities:
     Accounts receivable                                                    13,352                       (7,980)
     Prepaids and other assets                                              (2,404)                       6,485
     Accounts payable                                                       16,795                        7,353
     Due to affiliates                                                           0                       (7,966)
                                                                         ---------                    ---------
          Total adjustments                                                 74,834                     (239,530)
                                                                         ---------                    ---------
      Net cash provided by operating activities                            156,417                      128,371
                                                                         ---------                    ---------

Cash flow from investing activities:
 Distributions received from joint ventures                                614,520                      663,345
                                                                         ---------                    ---------
      Net cash provided by investing activities                            614,520                      663,345

Cash flow from financing activities:
 Partnership distribution paid                                            (772,166)                    (848,252)
                                                                         ---------                    ---------

Net decrease in cash and cash equivalents                                  ( 1,229)                     (56,536)

Cash and cash equivalents, beginning of year                               128,536                      156,648
                                                                         ---------                    ---------

Cash and cash equivalents, end of period                                 $ 127,307                    $ 100,112
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

     As of June 30, 2000, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture,
     (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) Holcomb Bridge Road, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interest in six properties as of June 30, 2000, through ownership in four joint ventures.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 2000, the properties owned by the Partnership were 82.7% occupied as compared to 94% as of June 30, 1999. Gross revenues of the Partnership were $472,509 for the six months June 30, 2000, as compared to $590,454 for the six months ended June 30, 1999. The decrease in revenues is primarily due to lower occupancy rates and the vacancy of the G.E. Building.

     Expenses of the Partnership remained relatively constant at $241,258 for the six months ended June 30, 2000, from $222,553 for the six months ended June 30, 1999. As a result, net income decreased to $231,251 from $367,901 for the six months ended June

     30, 2000 and 1999, respectively.

     Net cash provided by operating activities increased from $128,371 in 1999 to $156,417 in 2000, due to changes in receivables, payables and due to affiliates. Distributions received from joint ventures and distributions paid to limited partners decreased primarily due to capitalized tenant improvements paid in early 2000. As a result, cash and cash equivalents remained relatively stable at $127,307 for the end of the period as compared to $128,536 at December 31, 1999.

     There were no cash distributions accrued to Limited Partners holding Class A Units for the second quarter of 2000, as compared to distributions of $0.02 per unit for the second quarter of 1999. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended June 30, 2000 and 1999. Substantially all cash generated from the operations of properties owned by the Partnership is being reserved to fund the required tenant improvements and refurbishments at the G.E. Building. G.E.'s lease expired March 31, 2000, and management is currently in negotiations with a tenant to lease the building. The cost for new tenant buildout and building maintenance is anticipated to be approximately $1,250,000 , and will be funded by the Partnership and Wells Fund IV.

Property Operations
-------------------

As of June 30, 2000, the Partnership owned interests in the following properties:

The Greenville Property - Fund III
----------------------------------

                                                  Three Months Ended                       Six Months Ended
                                          ----------------------------------       --------------------------------
                                          June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                          -------------        -------------       -------------      -------------
Revenues:
 Rental income                              $148,098              $133,449           $284,406            $272,160
                                            --------              --------           --------            --------

Expenses:
 Depreciation                                 42,763                40,443             85,526              80,885
 Management & leasing expenses                14,118                18,656             27,472              35,225
 Other operating expenses                     39,889                12,673             78,805              58,960
                                            --------              --------           --------            --------
                                              96,770                71,772            191,803             175,070
                                            --------              --------           --------            --------

Net  income                                 $ 51,328              $ 61,677           $ 92,603            $ 97,090
                                            ========              ========           ========            ========

Occupied %                                      86.4%                 78.5%              86.4%               78.5%

Partnership Ownership %                        100.0%                100.0%             100.0%              100.0%

Cash generated to the Partnership           $ 99,830              $105,949           $186,077            $184,613

Net income generated to the
 Partnership                                $ 51,328              $ 61,677           $ 92,603            $ 97,090


Rental income increased as of June 30, 2000, as compared to the same period in 1999, due to the increase in occupancy from 78.5% to 86.4%. Other operating expenses increased for 2000, as compared to 1999, due primarily to differences in the adjustment for prior year common area maintenance billings to tenants. Tenants are billed as estimate amount for the current year common area maintenance which is then reconciled the following year and the differences billed to the tenant. As a result of the increased expenses, net income decreased in 2000, as compared to 1999.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                              Three Months Ended                               Six Months Ended
                                     ------------------------------------            -------------------------------------
                                     June 30, 2000          June 30, 1999            June 30, 2000           June 30, 1999
                                     -------------          -------------            -------------           -------------
Revenues:
 Rental income                         $366,176                 $367,536                 $ 733,712              $ 735,072
                                       --------                 --------                 ---------              ---------
                                        366,176                  367,536                   733,712                735,072
                                       --------                 --------                 ---------              ---------
Expenses:
 Depreciation                           218,290                  219,755                   435,220                433,860
 Management & leasing expenses           48,478                   44,869                    93,538                 89,643
 Other operating expenses               168,391                  117,325                   318,573                313,495
                                       --------                 --------                 ---------              ---------
                                        435,159                  381,949                   847,331                836,998
                                       --------                 --------                 ---------              ---------

Net  loss                              $(68,983)                $(14,413)                $(113,619)             $(101,926)
                                       ========                 ========                 =========              =========

Occupied %                                100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                    38.7%                    38.7%                     38.7%                  38.7%

Cash distributed to the Partnership     $ 63,620                 $ 82,335                 $ 118,533              $ 138,922

Net loss allocated to the              $(26,691)                $( 5,578)                $ (43,971)             $ (39,446)
 Partnership

Rental income remained relatively stable for the three months and six months ended June 30, 2000, as compared to the same period 1999. Other operating expense increased slightly due primarily to increased expenditures in electricity and landscape repairs and property tax accruals.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                    Three Months Ended                               Six Months Ended
                                            ------------------------------------            -------------------------------------
                                            June 30, 2000          June 30, 1999            June 30, 2000           June 30, 1999
                                            -------------          -------------            -------------           -------------
Revenues:
 Rental income                                  $56,238               $56,187                  $112,425               $112,375
 Equity in income of joint venture               16,415                 6,248                    33,318                 39,304
                                                -------               -------                  --------               --------
                                                 72,653                62,435                   145,743                151,679
                                                -------               -------                  --------               --------
Expenses:
 Depreciation                                    13,503                13,503                    27,006                 27,006
 Management & leasing expenses                    5,327                 7,955                    12,031                 16,683
 Other operating expenses                         1,233                   805                    11,325                  6,330
                                                -------               -------                  --------               --------
                                                 20,063                22,263                    50,362                 50,019
                                                -------               -------                  --------               --------

Net income                                      $52,590               $40,172                  $ 95,381               $101,660
                                                =======               =======                  ========               ========

Occupied  %                                       100.0%                100.0%                    100.0%                 100.0%

Partnership Ownership %                            37.7%                 37.7%                     37.7%                  37.7%

Cash distributed to the Partnership             $38,538               $30,184                  $ 73,386               $ 69,703

Net income allocated to the
 Partnership                                    $19,800               $15,125                  $ 35,911               $ 38,275


Other operating expenses increased for the six months ended June 30, 2000, as compared to the same period last year due to appraisal fees for this property which is currently being marketed for sale.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                          Three Months Ended                       Six Months Ended
                                                 ----------------------------------        ---------------------------------
                                                 June 30, 2000        June 30, 1999        June 30, 2000       June 30, 1999
                                                 -------------        -------------        -------------       -------------
Revenues:
 Rental income                                    $222,699              $227,761               $444,856            $457,824
                                                  --------              --------               --------            --------

Expenses:
 Depreciation                                      104,130                94,128                208,260             188,257
 Management & leasing expenses                      26,480                42,063                 57,066              80,937
 Other operating expenses                           23,890                   387                 41,108              24,781
                                                  --------              --------               --------            --------
                                                   154,500               136,578                306,434             293,975
                                                  --------              --------               --------            --------

Net income                                        $ 68,199              $ 91,183               $138,422            $163,849
                                                  ========              ========               ========            ========

Occupied %                                             100%                   94%                   100%                 94%

Partnership Ownership %                                9.1%                  9.1%                   9.1%                9.1%

Cash distributed to the Fund II -
    Fund III Joint Venture                        $ 45,459              $ 46,181               $ 91,406            $ 81,600

Net income allocated to the
 Fund II - Fund III Joint Venture                 $ 16,415              $  6,248               $ 33,318            $ 39,438


Rental income remained relatively stable for the three months ended June 30, 2000, as compared to the same period in 1999. Management and leasing fees decreased in 2000, as compared to 1999, due to a catch-up of 1998 management fees in 1999. Other operating expenses increased for the three months and six month period as compared to the same period last year due to appraisal fees for this property which is currently being marketed for sale and monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment.
Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Fund II - Fund III Joint Venture were increased for the six month period as compared to the same period in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                                     Three Months Ended                            Six Months Ended
                                              ----------------------------------           ----------------------------------
                                              June 30, 2000        June 30, 1999           June 30, 2000        June 30, 1999
                                              -------------        -------------           -------------        --------------
Revenues:
 Rental income                                    $      0              $131,856               $131,856              $263,712

Expenses:
 Depreciation                                       49,056                49,053                 98,112                98,112
 Management & leasing expenses                           0                10,179                 10,179                20,274
 Other operating expenses                           42,975                 2,113                 47,122                 3,358
                                                  --------              --------               --------              --------
                                                    92,031                61,345                155,413               121,744
                                                  --------              --------               --------              --------

Net (loss) income                                 $(92,031)             $ 70,511               $(23,557)             $141,968
                                                  ========              ========               ========              ========

Occupied %                                               0%                100.0%                     0%                100.0%

Partnership Ownership %                               57.2%                 57.2%                  57.2%                 57.2%

Cash distributed to the Partnership               $(28,281)             $ 73,674               $ 44,229              $146,467

Net income allocated to the
 Partnership                                      $(52,652)             $ 40,341               $(13,477)             $ 81,274

Rental income, net income and cash distributions generated from the G.E. Building decreased in the second quarter of 2000, as compared to 1999, due primarily to G.E.'s lease expiration on March 31, 2000. Other operating expenses have increased due to the fact that G.E. no longer pays for the buildings operating costs such as property taxes, electricity and various other expenses. Management is currently in negotiations to lease the building to a tenant. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,250,000.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------

                                                       Three Months Ended                         Six Months Ended
                                             ------------------------------------         ---------------------------------
                                             June 30, 2000          June 30, 1999         June 30, 2000       June 30, 1999
                                             -------------          -------------         -------------       -------------
Revenues:
 Rental income                                    $319,132              $321,880               $628,240           $647,050
 Interest income                                       968                 2,800                  4,368              6,300
                                                  --------              --------               --------           --------
                                                   320,100               324,680                632,608            653,350
                                                  --------              --------               --------           --------
Expenses:
 Depreciation                                       90,517                89,126                179,560            177,310
 Management & leasing expenses                      29,952                29,466                 64,924             62,650
 Other operating expenses                           15,213               (20,081)                21,695             (2,743)
                                                  --------              --------               --------           --------
                                                   135,682                98,511                266,179            237,217
                                                  --------              --------               --------           --------

Net income                                        $184,418              $226,169               $366,429           $416,133
                                                  ========              ========               ========           ========

Occupied %                                              98%                  100%                    98%               100%

Partnership Ownership %                               57.2%                 57.2%                  57.2%              57.2%

Cash distributed to the Partnership               $155,950              $179,920               $289,436           $340,203

Net income allocated to the
 Partnership                                      $105,508              $129,395               $209,640           $238,204


Rental income decrease in 2000, as compared to 1999, due to two leases which expired and were not renewed. One of the unoccupied spaces has been released in the first quarter of 2000. Other operating expenses increased due primarily to differences in the adjustment for prior year common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions are lower in 2000, as compared to 1999, due primarily to capitalized tenant improvements paid of $29,000 in early 2000 and the decrease in rental income and increase in other operating expenses.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND III, L.P.
                                           (Registrant)

Dated:  August 11, 2000                    By:  /s/Leo F. Wells, III
                                           -------------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President
                                           and Chief Financial
                                           Officer of Wells Capital, Inc.