Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND III L P
filed 2000-11-13
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2000                          or
                                -------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                 0-18407
                       -----------------------------------------------------

                       Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                    58-1800833
------------------------------           ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

6200 The Corners Parkway, Suite 250,         Norcross, Georgia     30092
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

                                     INDEX
                                     -----

                                                                                          Page No.
PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets - September 30, 2000
                    and December 31, 1999..................................................     3

                   Statements of Income for the Three Months and Nine Months
                    Ended September 30, 2000 and 1999......................................     4

                   Statement of Partner's Capital for the
                    Nine Months Ended September 30, 2000
                    and the Year Ended December 31, 1999...................................     5

                   Statements of Cash Flows for the Nine
                    Months Ended September 30, 2000 and 1999...............................     6

                   Condensed Notes to Financial Statements.................................     7

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..............................................................     8

PART II. OTHER INFORMATION.................................................................    16

                        WELLS REAL ESTATE FUND III, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                  Assets                        September 30, 2000  December  31, 1999
                  ------                        ------------------  ------------------
Real estate, at cost:
 Land                                                  $   576,350         $   576,350
 Building and improvements, less accumulated
 depreciation of $1,140,733 in 2000 and
   $1,012,443 in 1999                                    2,426,945           2,531,644
                                                       -----------         -----------

  Total real estate                                      3,003,295           3,107,994
                                                       -----------         -----------

Cash and cash equivalents                                  240,794             128,536
Investment in joint ventures (Note 2)                   10,974,628          11,369,590
Due from affiliates                                        242,718             318,763
Accounts receivable                                         10,430              14,489
Prepaid expenses and other assets                           21,134              22,916
                                                       -----------         -----------

  Total assets                                         $14,492,999         $14,962,288
                                                       ===========         ===========

                  Liabilities and Partners' Capital
                  ---------------------------------

Liabilities:
 Accounts payable                                      $     1,157         $     5,478
 Partnership distributions payable                           6,768             435,375
                                                       -----------         -----------

  Total liabilities                                          7,925             440,853
                                                       -----------         -----------

Partners' capital:
 Limited Partners:
  Class A - 19,635,965 units outstanding                14,485,074          14,521,435
  Class B - 2,544,540 units outstanding                          0                   0
                                                       -----------         -----------

     Total partners' capital                            14,485,074          14,521,435
                                                       -----------         -----------

     Total liabilities and partners' capital           $14,492,999         $14,962,288
                                                       ===========         ===========

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME



                                       Three Months Ended                      Nine Months Ended
                             --------------------------------------  -------------------------------------
                             September 30, 2000  September 30, 1999  September 30, 2000  September 30,1999
                             ------------------  ------------------  ------------------  -----------------
Revenues:
  Rental income                        $145,683            $138,090            $430,089           $410,250
  Equity in income of
   joint ventures (Note 2)               50,068             135,083             238,171            453,390
  Interest income                         6,083                  36               6,083                 23
                                       --------            --------            --------           --------
                                        201,834             273,209             674,343            863,663
                                       --------            --------            --------           --------

Expenses:
  Management and leasing
   fees                                  38,444              18,747              57,705             53,972
  Operating costs - rental
   property                              32,589              23,777             119,605             82,735
  Depreciation and
   Amortization                          42,764              40,444             128,290            121,329
  Legal and Accounting                      500                 199              14,700             12,846
  Computer costs                          1,154               2,158               5,247              5,327
  Partnership administration             10,435              11,376              41,597             43,043
                                       --------            --------            --------           --------
                                        125,886              96,699             367,144            319,252
                                       --------            --------            --------           --------
Net income                             $ 75,948            $176,510            $307,199           $544,411
                                       ========            ========            ========           ========

Net income allocated to
  General Partners                     $      0            $      0            $      0           $      0

Net income allocated to
  Class A Limited Partners             $ 75,948            $176,510            $307,199           $544,411

Net loss allocated to Class
  B Limited Partners                   $      0            $      0            $      0           $      0

Net income per Class A
  Limited Partner Unit                 $  0.004            $   0.01            $   0.02           $   0.03

Net loss per Class B Limited
  Partner Unit                         $      0            $      0            $      0           $      0

Cash distribution per Class A
  Limited Partner Unit                 $   0.00            $   0.02            $   0.00           $   0.06

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 2000


                                                    Limited Partners
                                     ----------------------------------------------
                                              Class A                 Class B            Total
                                     ------------------------   -------------------     Partners'
                                       Units        Amounts       Units     Amounts      Capital
                                     ----------  ------------   ---------  --------   ------------
BALANCE, December 31, 1998           19,635,965   $15,420,884   2,544,540         0    $15,420,884

 Net income                                   0       674,443           0    34,979        709,412
 Partnership distributions                    0    (1,573,882)          0   (34,979)    (1,608,861)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, December 31, 1999           19,635,965    14,521,435   2,544,540         0     14,521,435

 Net income                                   0       307,199           0         0        307,199
 Partnership distributions                    0      (343,560)          0         0       (343,560)
                                     ----------   -----------   ---------  --------    -----------
BALANCE, September 30, 2000          19,635,965   $14,485,074   2,544,540  $      0    $14,485,074
                                     ==========   ===========   =========  ========    ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                               -----------------
                                                   September 30, 2000    September 30, 1999
                                                   ------------------    ------------------
Cash flows from operating activities:
 Net income                                                 $ 307,199           $   544,411
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in income of joint ventures                        (238,171)             (453,390)
   Depreciation and amortization                              128,290               121,329
   Changes in assets and liabilities:
     Accounts receivable                                        4,059                (3,531)
     Prepaids and other assets                                  1,782                  (200)
     Accounts payable                                          (4,321)               14,037
     Due to affiliates                                              0                (7,966)
                                                            ---------           -----------
      Net cash provided by operating activities               198,838               214,690
                                                            ---------           -----------

Cash flow from investing activities:
 Investment in real estate                                    (23,591)                    0
 Investment in joint ventures                                (135,166)                    0
 Distributions received from joint ventures                   844,343             1,025,985
                                                            ---------           -----------
      Net cash provided by investing activities               685,586             1,025,985

Cash flow from financing activities:
 Partnership distributions paid                              (772,166)           (1,236,205)
                                                            ---------           -----------

Net increase in cash and cash equivalents                     112,258                 4,470

Cash and cash equivalents, beginning of year                  128,536               156,648
                                                            ---------           -----------

Cash and cash equivalents, end of period                    $ 240,794           $   161,118
                                                            =========           ===========


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

     As of September 30, 2000, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture,
     (v) the G.E. Office Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) Holcomb Bridge Road, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interest in six properties as of September 30, 2000, through ownership in four joint ventures.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 2000, the properties owned by the Partnership were 86% occupied as compared to 94% as of September 30, 1999. Gross revenues of the Partnership were $674,343 for the nine months ended September 30, 2000, as compared to $863,663 for the nine months ended September 30, 1999. The decrease in revenues is primarily due to lower occupancy rates and the vacancy of the G.E. Building.

     Expenses of the Partnership increased to $367,144 for the nine months ended September 30, 2000, from $319,252 for the nine months ended September 30, 1999. The increase in expenses was due primarily to the decrease in common area maintenance reimbursements. As a result, net income decreased to $307,199 from $544,411 for the nine months ended September 30, 2000 and 1999, respectively.

     Net cash provided by operating activities decreased from $214,690 to $198,838 for the nine months ended September 30, 1999 and 2000, respectively, primarily to decrease in net income. Net cash provided by investing activities decreased primarily due to capitalized tenant improvements paid in early 2000 at the Partnership and Joint Venture levels. Investment in joint ventures and Investment in real estate increased due to construction costs. Cash flow from financing activities decreased as distributions to limited partners was reserved for the second quarter of 2000. As a result cash and cash equivalents increased to $240,794 for the end of the period as compared to $128,536 at December 31, 1999.

     There were no cash distributions accrued to Limited Partners holding Class A Units for the third quarter of 2000, as compared to distributions of $0.02 per unit for the third quarter of 1999. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended September 30, 2000 and 1999. Substantially all cash generated from the operations of properties owned by the Partnership is being reserved to fund the required tenant improvements and refurbishments at the G.E. Building. G.E.'s lease expired March 31, 2000. As of October 4, 2000, the entire building has been leased to The Reciprocal Group for a term of eight years with occupancy expected in early February, 2001. The cost for new tenant buildout and building maintenance is anticipated to be approximately $1,270,000, and will be funded by the Partnership and Wells Fund IV. As of September 30, 2000, the Partnership has funded $135,166 toward these costs.

     At this time, two properties are being marketed for sale. CB Richard Ellis is marketing the sale of 880 Holcomb Bridge, and Brookwood Grill. The Partnership's goal is to have these properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

Property Operations
-------------------

As of September 30, 2000, the Partnership owned interests in the following properties:

The Greenville Property - Fund III
---------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $145,683             $138,090             $430,089             $410,250
                                           --------             --------             --------             --------

Expenses:
 Depreciation                                42,764               40,442              128,290              121,327
 Management and leasing
  expenses                                   38,444               18,747               57,705               53,972
 Other operating expenses                    32,589               23,777              119,605               82,737
                                           --------             --------             --------             --------
                                            113,797               82,966              305,600              258,036
                                           --------             --------             --------             --------

Net income                                 $ 31,886             $ 55,124             $124,489             $152,214
                                           ========             ========             ========             ========

Occupied %                                     86.4%                78.5%                86.4%                78.5%

Partnership's Ownership %                       100%                 100%                 100%                 100%

Cash generated to the
 Partnership                               $162,048             $ 98,884             $263,437             $283,497

Net income generated to the
 Partnership                               $ 31,886             $ 55,124             $124,489             $152,214

Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to the increase in occupancy from 78.5% to 86.4%. Other operating expenses increased for 2000, as compared to 1999, due primarily to differences in the adjustment for prior year common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the differences billed to the tenant. As a result of the increased expenses, net income decreased in 2000, as compared to 1999.

Boeing at The Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ---------------------------------------   ---------------------------------------
                                 September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                 ------------------   ------------------   ------------------   ------------------
Revenues:
 Rental income                            $ 367,536             $367,536           $1,101,248           $1,102,608
                                          ---------             --------           ----------           ----------


Expenses:
 Depreciation                               221,010              216,930              656,230              650,790
 Management and leasing
  expenses                                   45,748               45,060              139,286              134,703
 Other operating expenses                   226,070              185,397              544,643              498,892
                                          ---------             --------           ----------           ----------
                                            492,828              447,387            1,340,159            1,284,385
                                          ---------             --------           ----------           ----------

Net (loss)                                $(125,292)            $(79,851)          $ (238,911)          $ (181,777)
                                          =========             ========           ==========           ==========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                      38.7%                38.7%                38.7%                38.7%

Cash distributions to the
 Partnership                              $  47,350             $ 65,387           $  165,883           $  204,309

Net loss allocated
 to the Partnership                       $ (48,488)            $(30,903)          $  (92,459)          $  (70,348)

Rental income remained stable for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999. Net income and cash distributions have decreased for the three months and nine months period, as compared to the same period in 1999, due primarily to increased expenditures in electricity, HVAC repairs, plumbing repairs, and glass maintenance in the building.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ---------------------------------------   ---------------------------------------
                                 September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                 ------------------   ------------------   ------------------   ------------------
Revenues:
 Rental income                             $ 56,188              $56,188             $168,613             $168,563
 Equity income of
  joint venture                              12,668               23,307               45,986               62,611
                                           --------              -------             --------             --------
                                             68,856               79,495              214,599              231,174
                                           --------              -------             --------             --------

Expenses:
 Depreciation                                13,503               13,503               40,509               40,509
 Management and leasing
  expenses                                    6,878                6,704               18,909               23,387
 Other operating expenses                   (11,256)               2,467                   69                8,797
                                           --------              -------             --------             --------
                                              9,125               22,674               59,487               72,693
                                           --------              -------             --------             --------

Net income                                 $ 59,731              $56,821             $155,112             $158,481
                                           ========              =======             ========             ========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                      37.7%                37.7%                37.7%                37.7%

Cash distributions to the
 Partnership                               $ 41,163              $35,993             $114,549             $105,696

Net income allocated to the
 Partnership                               $ 22,489              $21,393             $ 58,400             $ 59,668

Although rental income remained relatively stable, total revenues decreased for the three month and nine month periods ended September 30, 2000, as compared to the same periods in 1999, due to the decreased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Road property decreased its occupancy rate during the third quarter of this year.

Operating expenses decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to 2000 property tax reimbursement being charged to the tenant in the third quarter of 2000, instead of being charged in the fourth quarter in 1999.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the county. The Partnership's goal is to have this property sold by the end of 2002.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                     Three Months  Ended              Nine Months Ended
                                                -----------------------------   -----------------------------
                                                Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                -------------   -------------   --------------  -------------
Revenues:
Rental income                                        $214,051        $213,028        $658,907        $670,852
                                                     --------        --------        --------        --------

Expenses:
  Depreciation                                        104,129          79,605         312,389         277,862
  Management & leasing expenses                        28,099          22,263          85,165          93,200
  Other operating expenses                             29,194          14,889          70,302          39,670
                                                     --------        --------        --------        --------
                                                      161,422         116,757         467,856         410,732
                                                     --------        --------        --------        --------

Net income                                           $ 52,629        $ 96,271        $191,051        $260,120
                                                     ========        ========        ========        ========

Occupied %                                                 92%             94%             92%             94%

Partnership's Ownership %                                 9.1%            9.1%            9.1%            9.1%

Cash Distribution to Fund II-Fund III Joint
      Venture                                        $ 41,546        $ 41,093        $132,952        $122,693

Net Income allocated to the
 Fund II-Fund III Joint Venture                      $ 12,668        $ 23,307        $ 45,986        $ 62,611

* The Partnership holds a 37.61% ownership in the Fund II - Fund III Joint Venture.


Rental income decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to decreased occupancy. Other operating expenses increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999 due to appraisal fees for this property which is currently being marketed for sale a decrease in common area maintenance reimbursements from tenants. Monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Partnership increased for the three months period and nine months ended September 30, 2000, as compared to the same period in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the county. The Partnership's goal is to have this property sold by the end of 2002.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ---------------------------------------   ---------------------------------------
                                 September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                 ------------------   ------------------   ------------------   ------------------
Revenues:
 Rental income                             $      0             $131,857            $ 131,856             $395,569
                                           --------             --------            ---------             --------

Expenses:
 Depreciation                                49,056               49,053              147,168              147,165
 Management and leasing
  expenses                                        0               10,178               10,179               30,452
 Other operating expenses                    40,976                  (44)              88,098                3,314
                                           --------             --------            ---------             --------
                                             90,032               59,187              245,445              180,931
                                           --------             --------            ---------             --------

Net income                                 $(90,032)            $ 72,670            $(113,589)            $214,638
                                           ========             ========            =========             ========

Occupied %                                        0%                 100%                   0%                 100%

Partnership's Ownership %                      57.2%                57.2%                57.2%                57.2%

Cash distribution to the
 Partnership                               $(19,748)            $ 74,909            $  24,481             $221,376

Net income allocated to the
 Partnership                               $(51,509)            $ 41,575            $ (64,986)            $122,849

Rental income, net income and cash distributions generated from the G.E. Building decreased in the second and third quarters of 2000, as compared to the same periods in 1999, due primarily to G.E.'s lease expiration on March 31, 2000. Other operating expenses have increased due to the fact that G.E. no longer reimburses for the buildings operating costs such as property taxes, electricity and various other expenses. As of October 4, 2000, the entire building has been leased to The Reciprocal Group for a term of eight years with occupancy expected in early February, 2001. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,270,000, of which the Partnership has funded $135,166.

The Stockbridge Village Shopping Center Property/Fund III-Fund IV Joint Venture
-------------------------------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ---------------------------------------   ---------------------------------------
                                 September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                 ------------------   ------------------   ------------------   ------------------
Revenues:
 Rental income                             $320,538             $310,697             $948,778             $957,747
 Interest income                                374                2,800                4,742                9,100
                                           --------             --------             --------             --------
                                            320,912              313,497              953,520              966,847
                                           --------             --------             --------             --------

Expenses:
 Depreciation                                91,254               89,214              270,814              266,524
 Management and leasing
  expenses                                   28,315               28,163               93,239               90,813
 Other operating expenses                    (7,916)              16,059               13,779               13,316
                                           --------             --------             --------             --------
                                            111,653              133,436              377,832              370,653
                                           --------             --------             --------             --------

Net income                                 $209,259             $180,061             $575,688             $596,194
                                           ========             ========             ========             ========

Occupied %                                       98%                  95%                  98%                  95%

Partnership's Ownership %                      57.2%                57.2%                57.2%                57.2%

Cash distributed to the
 Partnership                               $173,955             $154,770             $463,391             $494,973

Net income allocated to the
 Partnership                               $119,721             $103,016             $329,361             $341,220


Rental income decreased in 2000, as compared to 1999, due to two leases which expired in the third quarter of 1999 and were not renewed which decreased the occupancy percentage in 1999. One of the unoccupied spaces has been released in the first quarter of 2000. Other operating expenses decreased for the three months ended September 30, 2000, as compared to the same period in 1999, due primarily to timing differences in the adjustment for prior year common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions are lower in 2000, as compared to 1999, due primarily to capitalized tenant improvements of $29,000 in early 2000 and the decrease in rental income.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND III, L.P.
                              (Registrant)
Dated:  November 10, 2000     By: /s/Leo F. Wells, III
                                  --------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President,
                              Sole Director and Chief Financial
                              Officer of Wells Capital, Inc.