Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND III L P
filed 2001-03-28
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             December 31, 2000              or
                         -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period                    to
                         -------------------------------------------------------
Commission file number                       0-18407
                      ----------------------------------------------------------
                                             Wells Real Estate Fund III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                        58-1800833
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway
------------------------
Suite 250, Norcross, Georgia                                  30092
----------------------------                      ------------------------------
(Address of principal executive offices)                    (Zip code)
Registrant's telephone number, including area code        (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of exchange on which registered
-----------------------------------    -----------------------------------------
         NONE                               NONE
-----------------------------------    -----------------------------------------

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

Yes X   No ___
   ---

Aggregate market value of the voting stock held by non-affiliates:
Not Applicable
--------------

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

As of December 31, 2000, the Partnership owned interest in the following properties: (i) the Greenville Property, an office building in Greenville, North Carolina, owned by the Partnership, (ii) The Atrium, an office building in Houston, Texas, owned by the Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by the Fund II
- Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, owned by the Fund III - Fund IV Joint Venture, (v) the Reciprocal Group Building, previously known as the G.E. Office Building, located in Richmond, Virginia, owned by the Fund III - Fund IV Joint Venture, and (vi) an office/retail center in Roswell, Georgia, owned by the Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

Insurance
---------

Wells Management Company, Inc., an affiliate of the General Partner, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition
-----------

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.   PROPERTIES
--------------------

The Partnership owns six properties directly or through its ownership in joint ventures of which three are office buildings, one a restaurant, one a retail center and one a retail/office project. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, these properties were 81.5% occupied, compared to 93.7% at December 31, 1999, 98.0% at December 31, 1998, and 96.0% at December 31, 1997.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                        Partnership                Percentage of
                                                         Share of                      Total
                  Number of                Annualized   Annualized  Percentage of   Annualized
Year of Lease      Leases     Square Feet  Gross Base   Gross Base   Total Square   Gross Base
 Expiration       Expiring     Expiring     Rent (1)     Rent (1)   Feet Expiring      Rent
-----------------------------------------------------------------------------------------------
  2001(2)             6         31,527        669,665      520,986        11.01%         15.39%
  2002(3)            19        169,187      2,385,289      895,885        59.10%         54.81%
  2003                4         11,234        169,648      113,756         3.92%          3.90%
  2004                4         12,183        199,198       81,891         4.26%          4.58%
  2005                4          8,059        129,112       73,865         2.82%          2.97%
  2006                1          5,935        127,575       11,635         2.07%          2.93%
  2007                0              0              0            0         0.00%          0.00%
  2008                1          5,124         93,941       53,400         1.79%          2.14%
  2009(4)             1         43,000        578,340      330,868        15.03%         13.28%
  2010                0              0              0            0         0.00%          0.00%
---------------------------------------------------------------------------------------------------
                     40        286,249     $4,352,168   $2,082,286       100.00%        100.00%


(1)      Average monthly gross rent over the life of the lease, annualized.


(2)      Expiration of IBM with 23,322 square feet at the Greenville Property.

(3)      Expiration of Boeing at The Atrium with 119,040 square feet.

(4)      Expiration of Reciprocal Group with 43,000 square feet.


The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

The Greenville Property/ Fund III
---------------------------------

On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Property") for a purchase price of the land of $576,350, including acquisition expenses for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet. As of December 31, 2000, the Partnership had expended approximately $3,778,000 for the acquisition, development and construction of the Greenville Property.

The occupancy rate at the Greenville Property at year end was 77% in 2000, 76% in 1999, 92% in 1998 and 1997 and 100% in 1996.

The average effective annual rental per square foot at the Greenville Property was $16.79 for 2000, $16.18 for 1999, $16.41 for 1998, $16.66 for 1997 and
$17.40 for 1996.

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

IBM's lease expires in February 28, 2001. IBM has decided not to exercise their option to renew the lease or purchase the building. Management has hired an outside firm to find a replacement tenant.

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

The funds used by the Fund II - Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II - Fund III Joint Venture by the Fund II - Fund II-OW Joint Venture and the Partnership in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 2000, the Fund II - Fund II-OW Joint Venture and the Partnership had made total capital contributions to the Fund II - Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

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

On March 3, 1997, a lease was signed with The Boeing Company for the entire Atrium building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined based upon then current market rates. Upon 150 day prior written notice, Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. This no-cause cancellation was not exercised. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund II-OW. As of December 31, 2000, the Partnership had contributed approximately $659,810, Fund II had contributed approximately $387,752, Wells Fund II OW had contributed approximately $21,744, and Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. As of December 31, 2000, the Fund II, Fund II-OW Joint Venture holds an equity interest of approximately 61%, and the Partnership holds an equity interest of approximately 39% in the Atrium Project.

The occupancy rate at the Atrium property was 100% as of December 31, 2000, 1999 and 1998. The average effective rental per square foot at the Atrium is $12.34 for 2000, $12.35 for 1999 and 1998, $7.77 for 1997 and $8.81 for 1996.

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

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, similar in concept to Houston's, Ruby Tuesday, and Friday's. The terms of the lease called for an initial term of 9 years and 11 months, with two additional 10-year option periods. In January 2001, the tenant renewed a ten year lease with a base rental of $286,983 per year for years 1 through 5, and $330,030 per year for years 6 through 10. The Fund II - Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 2000, 1999 and 1998. The average effective annual rental per square foot at the Brookwood Grill is $30.22 for 2000 and 1999, $30.26 for 1998 and 1997, $30.29 for 1996.

As of December 31, 2000, the Partnership and Fund II - Fund II-OW Joint Venture had made total contributions to the Fund II - Fund III Joint Venture of approximately $1,330,000 and

$2,128,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II - Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and the Partnership holds an approximately 38% equity interest in the project.

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

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction of two buildings with a total of 49,500 square feet. Fourteen tenants occupied the Holcomb Bridge Property as of December 31, 2000, for an occupancy rate of 92% in 2000, 100% in 1999 and 94% in 1998. The average effective annual rental per square foot at the Holcomb Bridge Road Property was $17.55 for 2000, $19.26 for 1999, $17.63 for 1998 and $13.71 for 1997.

As of December 31, 2000, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was approximately $5,454,582, excluding land.

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a Joint Venture known as Fund III and Fund IV Associates (the "Fund III - Fund IV Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. The Partnership holds an approximate 57.2% of equity interest in the Fund III - Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 2000, the Partnership had contributed $8,357,551 and Wells Fund IV had contributed $6,415,731 for total contributions of $14,773,282 to the Fund III - Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III - Fund IV Joint Venture.

The Stockbridge Village Shopping Center/Fund III and Fund IV Joint Venture
--------------------------------------------------------------------------

On April 4, 1991, the Fund III - Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia, for the purchase price of $3,057,729 including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center ("Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies mores than ten percent of the rentable square feet. The lease with the Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five-year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is composed of 12 separate retail spaces and 3 free-standing buildings. As of December 31, 2000, the Partnership had contributed a total of $4,574,247 and Wells Fund IV had contributed a total of $5,114,502 to fund total costs of approximately $9,688,749 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at year end for the Stockbridge Property was 100% in 2000, 95% in 1999 and 100% in 1998. The average effective annual rental per square foot at the Stockbridge Property was $11.29 for 2000, $11.23 for 1999, $10.82 for 1998, $9.86 for 1997 and $9.59 for 1996.

The Reciprocal Group Building, formerly known as The G.E. Building/Fund III -
-----------------------------------------------------------------------------
Fund IV Joint Venture
---------------------

The Reciprocal Group Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III - Fund IV Joint Venture on July 1, 1992 for a purchase price of $4,687,600. As of December 31, 2000, a total of $5,084,533 had been incurred for the acquisition of the Reciprocal Group Building. Of this amount, the Partnership contributed $3,783,304 and Wells Fund IV contributed $1,301,229 to the Fund III - Fund IV Joint Venture.

The G.E. lease expired March 31, 2000. On October 4, 2000, a lease was executed for the entire building to the Reciprocal Group for a term of eight years with occupancy expected in February, 2001. The annual base rent payable for 2001 is $520,300. The cost for new tenant buildout is anticipated to be approximately $1,270,000 of which the Partnership has funded $216,684 and has reserved $626,969 for the remaining buildout.

The occupancy rate at the Reciprocal Group Building was 0% at December 31, 2000 and 100% at December 31, 1999 and 1998. The average effective annual rental per square foot at the Reciprocal Group Building is $3.07 for 2000 and $12.27 for 1999, 1998, 1997 and 1996.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
---------------------------------------------------------------------------

As of February 28, 2001, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,309 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 199 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $1.00 per Class A unit and $1.15 per Class B unit based on market conditions existing in early December, 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

                                                 Per Class A       Per Class A       Per Class B
                                                    Unit              Unit              Unit
 Distribution for              Total Cash         Investment        Return of         Return of      General
 Quarter Ended                 Distributed          Income           Capital           Capital       Partner
------------------------------------------------------------------------------------------------------------
March, 31, 1999                 $394,882             $0.01           $  0.01           $  0.00       $  0.00
June 30, 1999                   $393,000             $0.01           $  0.01           $  0.00       $  0.00
September 30, 1999              $393,000             $0.01           $  0.01           $  0.00       $  0.00
December 31, 1999               $427,979             $0.01           $  0.01           $  0.01       $  0.00
March 31, 2000                  $343,560             $0.01           $  0.01           $  0.00       $  0.00
June 30, 2000                   $      0             $0.00           $  0.00           $  0.00       $  0.00
September 30, 2000              $      0             $0.00           $  0.00           $  0.00       $  0.00
December 31, 2000               $      0             $0.00           $  0.00           $  0.00       $  0.00

The cash distributions to Limited Partners holding Class A units were substantially reduced in 2000 due to the vacancy at the Reciprocal Group Building, previously known as the G.E. Building and the cost necessary to lease up the property as previously discussed. Distributions have been reserved for the 2nd, 3rd and 4th quarters of 2000 to fund these costs.

               (Remainder of this page left intentionally blank)
               -------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996:

                                         2000             1999            1998             1997             1996
----------------------------------------------------------------------------------------------------------------------
Total Assets                        $14,532,100     $  14,962,288  $    15,900,936  $   16,791,667    $  17,114,963
Total Revenues                          818,263         1,136,759        1,099,102         850,058        1,155,615
Net Income                              334,287           709,412          649,007         385,224          731,244
Net Income allocated
   to General Partners                        0                 0                0               0                0
Net Income
   allocated to Class
   A Limited Partners                   334,287           674,433          608,058         385,224          731,244
Net Income
   allocated to Class
   B Limited Partners                         0            34,979           40,949               0                0
Net Income
   per Class A Limited
   Partner Unit                             .02               .03              .03             .02              .04
Net Income per
   Class B Limited
   Partner Unit                             .00               .01              .02             .00              .00
Cash Distributions to
   Investors--
     Investment Income
       Class A Units:                       .01               .04              .04             .04              .07
     Return of Capital
       Class A Units:                       .01               .04              .04             .00              .00
     Return of Capital
       Class B Units:                       .00               .01              .02             .00              .00
     Cash Distribution to
       General Partners                     .00               .00              .00             .00              .00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATION
        ------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $818,263 for the fiscal year ended December 31, 2000, as compared to $1,136,759 for the fiscal year ended December 31, 1999, and $1,099,102 for the fiscal year ended December 31, 1998. The decrease for 2000 over 1999, is due primarily to a decrease in equity in income of joint ventures, due to the expiration of G.E.'s lease on March 31, 2000. In 2000, increased rental renewal rates at IBM Greenville caused revenues to increase, partially offsetting the decrease in equity in income of joint ventures. The increase in gross revenues for 1999 over 1998, is due to an increase in equity in income of joint ventures as rental renewal rates increased at Stockbridge Village.

Expenses of the Partnership were $483,976 for the fiscal year ended December 31, 2000, as compared to $427,347 for the fiscal year ended December 31, 1999 and $450,095 for the fiscal year ended December 31, 1998. The increase in 2000 as compared to 1999 is due primarily to higher operating costs resulting from a decrease of tenant reimbursements in 2000. The decrease in 1999 as compared to 1998 is due primarily to no bad debt expense in 1999.

Net income of the Partnership was $334,287 for the fiscal year ended December 31, 2000, as compared to $709,412 for the fiscal year ended December 31, 1999, and $649,007 for the fiscal year ended December 31, 1998. The decrease in net income for 2000 is due primarily to reasons discussed above.

The Partnership's cash distributions to the Limited Partners holding Class A Units were $0.02 per unit for the fiscal year ended December 31, 2000 and $0.08 for 1999. The decrease in distributions for 2000 is due to the reserve of second, third and fourth quarter distributions to fund the tenant improvements at the Reciprocal Group Building. Cash distributions to the Limited Partners holding Class B Units were $0.00 for 2000 and $0.01 for 1999. No cash distributions were made to the General Partners.

Property Operations
-------------------

As of December 31, 2000, the Partnership's ownership interest in the Greenville Property is 100%, Fund II - Fund III Joint Venture is 39% and Fund III - Fund IV Joint Venture is 57%.

As of December 31, 2000, the Partnership owned interests in the following properties:

The Greenville Property/Fund III
--------------------------------

                                                             For the Year Ended December 31
                                          ------------------------------------------------------------------
                                              2000                       1999                    1998
                                              ----                       ----                    ----
Revenues:
   Rental Income                          $     576,004              $     554,956             $     562,951
   Interest Income                               10,055                         58                       350
                                          -------------              -------------             -------------
                                                586,059                    555,014                   563,301
                                          -------------              -------------             -------------
Expenses:
   Depreciation                                 171,052                    164,864                   160,038
   Management and
     leasing expenses                            78,568                     74,807                    81,424
   Other operating expenses                     165,856                    111,241                   115,693
                                          -------------              -------------             -------------
                                                415,476                    350,912                   357,155
                                          -------------              -------------             -------------

Net income                                $     170,583              $     204,102             $     206,146
                                          =============              =============             =============

Occupied %                                           77%                        76%                       92%

Partnership Ownership %                             100%                       100%                      100%

Cash Generated to the
Partnership                               $     358,047              $     380,319             $     396,626
Net Income Allocated to
the Partnership                           $     170,583              $     204,102             $     206,146

Rental income increased in 2000, as compared to 1999, due to an increase in rental renewal rates and occupancy.

Rental income decreased for the period ended December 31, 1999, as compared to the same period in 1998, due to a decline in occupancy from 92% in 1998 to 76% in 1999. The increase in operating expenses in 2000, as compared to 1999 is due to a decrease in tenant reimbursements. The decrease in operating expenses from $115,693 in 1998, to $111,241 in 1999, was due to a decrease in janitorial contract and supplies.

The real estate taxes were $30,108 for 2000 and $29,228 for 1999 and 1998.

The Partnership's ownership percentage remained constant at 100% for 2000, 1999 and 1998.

The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

                                                             For the Year Ended December 31
                                          ------------------------------------------------------------------
                                               2000                       1999                      1998
                                               ----                       ----                      ----
Revenues:
   Rental Income                          $   1,468,784              $   1,470,144             $   1,470,144
   Other Income                                       0                      4,000                    13,280
                                          -------------              -------------             -------------
                                              1,468,784                  1,474,144                 1,483,424
                                          -------------              -------------             -------------
Expenses:
   Depreciation                                 877,240                    867,720                   866,778
   Management and
      leasing expenses                          185,035                    179,762                   186,102
   Other operating expenses                     743,835                    720,595                   713,955
                                          -------------              -------------             -------------
                                              1,806,110                  1,768,077                 1,766,835
                                          -------------              -------------             -------------

Net loss                                  $    (337,326)             $    (293,933)            $    (283,411)
                                          =============              =============             =============
Occupied %                                          100%                       100%                      100%

Partnership Ownership %                            38.7%                      38.7%                     38.7%

Cash distributed to the
   Partnership                            $     223,633              $     243,400             $     256,165

Net loss allocated
   to the Partnership                     $    (130,545)             $    (113,752)            $    (109,680)

Rental income remained stable in 2000, as compared to 1999 and 1998. Management and leasing expenses increased, as compared to 1999, due to a change in estimated fees recorded in 1998, which resulted in decreased fees in 1999. Other operating expenses increased due primarily to increased expenditures in electricity, HVAC repairs, plumbing repairs, and glass maintenance in the building. As a result, net income and cash distribution to the Fund II - Fund II-IOW Joint Venture decreased.

The Atrium Property incurred property taxes of $187,536 for 2000, $175,360 for 1999 and $148,006 for 1998.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

                                                               For the Year Ended December 31
                                          ------------------------------------------------------------------
                                               2000                       1999                       1998
                                               ----                       ----                       ----
Revenues:
   Rental Income                          $     224,801              $     224,801             $     225,100
   Equity in Income (Loss)
     of Joint Venture                            55,489                     81,669                    78,791
                                          -------------              -------------             -------------
                                                280,290                    306,470                   303,891
                                          -------------              -------------             -------------
Expenses:
   Depreciation                                  54,014                     54,016                    54,012
   Management and
     leasing expenses                            25,320                     30,096                    23,349
   Other operating expenses                       6,513                       (463)                  (24,632)
                                          -------------              -------------             -------------
                                                 85,847                     83,649                    52,727
                                          -------------              -------------             -------------

Net income                                $     194,443              $     222,821             $     251,162
                                          =============              =============             =============

Occupied %                                          100%                       100%                      100%

Partnership Ownership % in the
   Fund II - Fund III Joint Venture                37.7%                      37.7%                     37.7%

Cash distributed to the
   Partnership                            $     142,546              $     153,210             $     163,576

Income allocated to the
   Partnership                            $      73,208              $      83,892             $      94,562

Although rental income remained relatively stable in 2000, 1999 and 1998, total revenues decreased in 2000 due to the decrease in equity income from Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property decreased its occupancy this year.

Management and leasing expenses decreased in 2000 as compared to 1999, due to a change in estimated fees recorded in 1999. Other operating expenses increased due primarily to appraisal fees for this property and an increase in administrative salaries.

The Brookwood Grill Property incurred property taxes of $17,973 for 2000, $18,055 for 1999, and $16,270 for 1998.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

  Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture
  ---------------------------------------------------------------------

                                                                          For the Year Ended December 31,
                                                                          -------------------------------
                                                               2000                      1999                   1998
                                                               ----                      ----                   ----
   Revenues:
     Rental Income                                         $  869,390               $   953,952             $  872,978
     Other Income                                                   0                    23,843                 36,000
                                                           ----------               -----------             ----------
                                                              869,390                   977,795                908,978
                                                           ----------               -----------             ----------

   Expenses:
     Depreciation                                             355,293                   415,165                376,290
     Management & leasing expenses                            111,567                   129,798                 97,701
     Other operating expenses                                 171,997                    93,534                107,418
                                                           ----------               -----------             ----------
                                                              638,857                   638,497                581,409
                                                           ----------               -----------             ----------

   Net income                                              $  230,533               $   339,298             $  327,569
                                                           ==========               ===========             ==========

   Occupied %                                                      92%                      100%                    94%

   Partnership's Ownership %                                      9.0%                      9.0%                   9.0%

   Cash Distribution to the Fund II -
       Fund III Joint Venture*                             $  156,763               $   182,886             $  179,198

   Net Income Allocated to the
       Fund II - Fund III Joint Venture*                   $   55,489               $    81,669             $   78,791

   * The Partnership holds a 37.61% ownership in the Fund II - Fund III Joint Venture.

Rental income decreased in 2000, as compared to 1999 and 1998, due to decreased occupancy. Depreciation expense was higher in 1999, as compared to 1998 and 2000, due to increased tenant improvements for new tenants for 1999 and some tenant improvements becoming fully depreciated in 1999. Other operating expenses increased due to appraisal fees for this property and a bad debt recorded in this year.

The Holcomb Bridge Property incurred property taxes of $52,877 for 2000, $53,896 for 1999, and $52,162 for 1998.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general competitive conditions to which the property may be subject, see Item, Business page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Reciprocal Group Building, previously known as the G.E. Building/Richmond /
-------------------------------------------------------------------------------
Fund III - Fund IV Joint Venture
--------------------------------

                                                     For the Year Ended December 31
                                                     ------------------------------
                                          2000                  1999                   1998
                                          ----                  ----                   ----
Revenues:
Rental income                          $ 131,856              $527,425               $527,425
                                       ---------              --------               --------

Expenses
  Depreciation                           196,220               196,220                196,220
  Management & leasing expenses           10,179                40,631                 40,300
  Other operating expenses               162,740                18,164                 18,876
                                       ---------              --------               --------
                                         369,139               255,015                255,396
                                       ---------              --------               --------

Net (loss) income                      $(237,283)             $272,410               $272,029
                                       =========              ========               ========

Occupied %                                     0%                  100%                   100%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture             57.2%                 57.2%                  57.3%

Cash distribution to the Partnership   $       0              $287,763               $281,937

Net (loss) income allocated to the
 Partnership                           $(135,754)             $155,902               $155,918

Rental income, net income and cash distributions generated from the Reciprocal Group Building decreased in the second, third and fourth quarters of 2000, as compared to the same periods in 1999, due primarily to G.E.'s lease expiration on March 31, 2000. Other operating expenses have increased due to the fact that G.E. no longer reimburses for the buildings operating costs such as property taxes, electricity and various other expenses. As of October 4, 2000, the entire building has been leased to The Reciprocal Group for a term of eight years with occupancy and rental income commencing in early February, 2001. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,270,000, of which the Partnership has funded $216,684.

Real estate taxes were $39,972 for 2000. In prior years, G.E. paid the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Stockbridge Village Shopping Center/Fund III - Fund IV Joint Venture
------------------------------------------------------------------------

                                                       Year For the Ended December 31
                                                       ------------------------------
                                             2000                    1999                   1998
                                             ----                    ----                   ----
Revenues:
 Rental income                            $1,274,082              $1,267,823             $1,222,417
 Interest income                               4,921                  11,790                  9,368
                                          ----------              ----------             ----------
                                           1,279,003               1,279,613              1,231,785
                                          ----------              ----------             ----------

Expenses
 Depreciation                                362,062                 355,737                346,144
 Management & leasing expenses               124,104                 117,889                114,581
 Other operating expenses                     49,465                   9,687                 83,952
                                            --------                --------               --------
                                             535,631                 483,313                554,677
                                            --------                --------               --------

Net income                                   743,372                 796,300                687,108
                                            ========                ========               ========

Occupied %                                       100%                     95%                   100%

Partnerships Ownership % in the
 Fund III-Fund IV Joint Venture                 57.2%                   57.2%                  57.3%

Cash distribution to the Partnership      $  603,680              $  660,742             $  566,769

Net income allocated to the
 Partnership                              $  425,296              $  455,704             $  393,827

Rental income increased for the year ended December 31, 2000, as compared to 1999 and 1998, due to increased occupancy and increased rental renewal rates. Other operating expenses increased due primarily to differences in adjustment for prior year common area maintenance billings to tenants and increased expenditures for depreciation and management and leasing expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Distributions were lower in 2000, as compared to 1999 due primarily to the decreased net income and payments of tenant improvements of $47,000 in 2000.

Real estate taxes were $111,481, $109,806 for 1999 and $110,891 for 1998.

The Partnership's ownership in the Fund III - Fund IV Joint Venture decreased in 1999, as compared to 1998, due to additional fundings in 1999 by Wells Fund IV, which decreased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

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

The Partnership's net cash provided by operating activities increased to $292,753 in 2000, as compared to $271,433 in 1999 due to fluctuations in receivables and payables. The decrease in 1999, as compared to 1998, is due to fluctuations in receivable and payables. Net cash provided by investing activities decreased in 2000 as compared 1999 and in 1998 due to fluctuations of investment in joint ventures and distributions from joint ventures each year. Net cash used in financing activities decreased in 2000 from 1999 and increased in 1999 from 1998 as distributions to limited partners fluctuated. As a result, cash and cash equivalents have increased to $409,476 in 2000 from $128,536 in 1999 and decreased from $156,648 in 1998.

The Partnership's distributions paid for 2000 have been paid from net cash from operations and a return of capital. The Partnership anticipates that distributions will likely continue to be paid on a quarterly basis from such sources for the year 2001.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures other than the tenant improvement costs at the Reciprocal Group Building and that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership has reserved the second, third and fourth quarter 2000 distribution to fund these costs. The Partnership's portion of these costs are expected to be $726,440 of which $216,684 was funded as of December 31, 2000.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

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

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 57 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

               ( A )                                      ( B )                               ( C )
Name of Individual or Number in Group       Capacities in which served Form of
                                            Compensation                                 Cash Compensation
Wells Management Company, Inc.              Property Manager-Management and                  $228,176 (1)
                                            Leasing Fees

Wells Capital, Inc.                         General Partner - Partnership
                                            Cash Flow Distributions                               -0-

Leo F. Wells, III                           General Partner - Partnership
                                            Cash Flow Distributions                               -0-
-----------------------------------------------------------------------------------------------------------

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2000 but not actually paid until January, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 2000, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 2000, Wells Management Company, Inc's compensation totaled $228,176 in management and leasing fees. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a)1. The Financial Statements are contained on pages F-2 through F-33 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.  Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the year of 2000.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27/th/ day of March, 2001.

                                 Wells Real Estate Fund III
                                 (Registrant)


                                 By: /s/ Leo F. Wells, III
                                     --------------------------------------
                                     Leo F. Wells, III
                                     Individual General Partner and as President
                                     and Chief Financial  Officer of Wells
                                     Capital, Inc., the Corporate General
                                     Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                     Title
---------                     -----

/s/ Leo F. Wells, III         Individual General Partner,        March 27, 2001
---------------------
Leo F. Wells, III             President  and Sole Director of
                              Wells Capital, Inc., the
                              Corporate General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                      INDEX TO THE FINANCIAL STATEMENTS
                      ---------------------------------

Financial Statements                                                             Page
--------------------                                                             ----
Independent Auditor's Report                                                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                     F-3

Consolidated Statements of Income for the Years Ended
   December 31, 2000, 1999 and 1998                                              F-4

Consolidated Statements of Partners' Capital for the Years Ended
   December 31, 2000, 1999 and 1998                                              F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                                              F-6

Notes to Consolidated Financial Statements-December 31, 2000, 1999 and 1998      F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund III, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND III, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on those financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 2001

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                                  ASSETS

                                                                                          2000              1999
                                                                                       -----------       -----------
REAL ESTATE ASSETS, at cost:
    Land                                                                               $   576,350       $   576,350
    Building and improvements, less accumulated depreciation of $1,267,475
       and $1,096,423 at December 31, 2000 and 1999, respectively                        2,429,457         2,531,644
                                                                                       -----------       -----------
                 Total real estate assets                                                3,005,807         3,107,994

INVESTMENT IN JOINT VENTURES                                                            10,862,926        11,369,590

CASH AND CASH EQUIVALENTS                                                                  409,476           128,536

DUE FROM AFFILIATES                                                                        231,630           318,763

ACCOUNTS RECEIVABLE                                                                          5,313            14,489

PREPAID EXPENSES AND OTHER ASSETS                                                           16,948            22,916
                                                                                       -----------       -----------
                 Total assets                                                          $14,532,100       $14,962,288
                                                                                       ===========       ===========

                                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

    Accounts payable and accrued expenses                                                $  13,169         $   5,478
    Partnership distributions payable                                                        6,769           435,375
                                                                                       -----------       -----------
                 Total liabilities                                                          19,938           440,853
                                                                                       -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
          Class A--19,635,965 units                                                     14,512,162        14,521,435
          Class B--2,544,540 units                                                               0                 0
                                                                                       -----------       -----------
                 Total partners' capital                                                14,512,162        14,521,435
                                                                                       -----------       -----------
                 Total liabilities and partners' capital                               $14,532,100       $14,962,288
                                                                                       ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                             2000           1999             1998
                                                          ---------      ----------       ----------
REVENUES:
  Rental income                                           $ 576,004      $  554,956       $  562,951
  Equity in income of joint ventures                        232,205         581,745          534,627
  Interest income                                            10,054              58            1,524
                                                          ---------      ----------       ----------
                                                            818,263       1,136,759        1,099,102
                                                          ---------      ----------       ----------
EXPENSES:
  Depreciation                                              171,052         164,864          160,038
  Operating costs, net of reimbursements                    150,734         104,231           72,816
  Partnership administration                                 55,182          53,592           74,328
  Management and leasing fees                                78,568          74,807           81,424
  Legal and accounting                                       20,654          22,979           22,742
  Bad debt expense                                                0               0           31,188
  Computer costs                                              7,786           6,874            7,559
                                                          ---------      ----------       ----------
                                                            483,976         427,347          450,095
                                                          ---------      ----------       ----------
NET INCOME                                                $ 334,287      $  709,412       $  649,007
                                                          =========      ==========       ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS          $ 334,287      $  674,433       $  608,058
                                                          =========      ==========       ==========

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS          $       0      $   34,979       $   40,949
                                                          =========      ==========       ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT               $    0.02      $     0.03       $     0.03
                                                          =========      ==========       ==========

NET INCOME PER CLASS B LIMITED PARTNER UNIT               $    0.00      $     0.01       $     0.02
                                                          =========      ==========       ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT        $    0.02      $     0.08       $     0.08
                                                          =========      ==========       ==========

CASH DISTRIBUTION PER CLASS B LIMITED PARTNER UNIT        $    0.00      $     0.01       $     0.02
                                                          =========      ==========       ==========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                               Limited Partners                              Total
                                           --------------------------------------------------------
                                                     Class A                         Class B               Partners'
                                           ----------------------------      ----------------------
                                             Units            Amount           Units        Amount          Capital
                                           ----------       -----------      ---------    ---------       -----------
BALANCE, December 31, 1997                 19,635,965       $16,383,705      2,544,540    $       0       $16,383,705

    Net income                                      0           608,058              0       40,949           649,007
    Partnership distributions                       0        (1,570,879)             0      (40,949)       (1,611,828)
                                           ----------       -----------      ---------    ---------       -----------
BALANCE, December 31, 1998                 19,635,965        15,420,884      2,544,540            0        15,420,884

    Net income                                      0           674,433              0       34,979           709,412
    Partnership distributions                       0        (1,573,882)             0      (34,979)       (1,608,861)
                                           ----------       -----------      ---------    ---------       -----------
BALANCE, December 31, 1999                 19,635,965        14,521,435      2,544,540            0        14,521,435

    Net income                                      0           334,287              0            0           334,287
    Partnership distributions                       0          (343,560)             0            0          (343,560)
                                           ----------       -----------      ---------    ---------       -----------
BALANCE, December 31, 2000                 19,635,965       $14,512,162      2,544,540    $       0       $14,512,162
                                           ==========       ===========      =========    =========       ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                            2000            1999            1998
                                                                         ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  334,287     $   709,412     $   649,007
                                                                         ----------     -----------     -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in income of joint ventures                                   (232,205)       (581,745)       (534,627)
      Depreciation                                                          171,052         164,864         160,038
      Changes in assets and liabilities:
        Accounts receivable                                                   9,176          (6,489)         54,621
        Prepaid expenses and other assets                                     5,968           1,241          (6,167)
        Accounts payable and accrued expenses                                 7,691          (7,884)          5,827
        Due from affiliates                                                  (3,216)         (7,966)          4,530
                                                                         ----------     -----------     -----------
          Total adjustments                                                 (41,534)       (437,979)       (315,778)
                                                                         ----------     -----------     -----------
          Net cash provided by operating activities                         292,753         271,433         333,229
                                                                         ----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                                 (68,865)        (27,850)        (34,616)
  Investment in joint ventures                                             (216,683)              0         (59,205)
  Distributions received from joint ventures                              1,045,901       1,360,515       1,250,374
                                                                         ----------     -----------     -----------
          Net cash provided by investing activities                         760,353       1,332,665       1,156,553
                                                                         ----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners in excess of accumulated earnings              (334,944)       (973,626)     (1,056,213)
  Distributions to partners from accumulated earnings                      (437,222)       (658,584)       (493,882)
                                                                         ----------     -----------     -----------
          Net cash used in financing activities                            (772,166)     (1,632,210)     (1,550,095)
                                                                         ----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        280,940         (28,112)        (60,313)

CASH AND CASH EQUIVALENTS, beginning of year                                128,536         156,648         216,961
                                                                         ----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                                   $  409,476     $   128,536     $   156,648
                                                                         ==========     ===========     ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

     The Partnership recently began considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

          . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

          . To all general partners until they have received 100% of their capital contributions, as defined

          . Thereafter, 85% to the limited partners and 15% to the general partners

     Allocation of Net Income, Net Loss, and Gain on Sale

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

     Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 2000.

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

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 and 1999 represents advances to Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners, and the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999, respectively, as follows:

                                                           2000         1999
                                                         --------     --------
        Fund III and IV Associates                       $101,504     $232,157
        Fund II and III Associates--The Atrium             57,749       39,092
        Fund II and III Associates--Brookwood Grill        69,161       47,514
        Wells Management Company                            3,216            0
                                                         --------     --------
                                                         $231,630     $318,763
                                                         ========     ========

     The Partnership entered into a property management agreement with Wells Management. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, of $228,176, $215,168, and $183,589, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in the joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                         2000                            1999
                                                             --------------------------     --------------------------
                                                                 Amount         Percent         Amount         Percent
                                                             -----------    -----------     -----------    -----------
     Fund III and IV Associates                              $ 6,910,490           57%      $ 6,993,642          57%
     Fund II and III Associates--The Atrium                    2,858,085           39         3,212,263          39
     Fund II and III Associates--Brookwood Grill               1,094,347           38         1,163,685          38
                                                             -----------                    -----------
                                                             $10,862,926                    $11,369,590
                                                             ===========                    ===========

The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                             2000              1999
                                                                         -----------       -----------
     Investment in joint ventures, beginning of year                     $11,369,590       $12,132,961
        Equity in income of joint ventures                                   232,205           581,745
        Contributions to joint ventures                                      216,683                 0
        Distributions from joint ventures                                   (955,552)       (1,345,116)
                                                                         -----------       -----------
     Investment in joint ventures, end of year                           $10,862,926       $11,369,590
                                                                         ===========       ===========

Fund II and III Associates

On April 3, 1989, the Partnership entered into a joint venture agreement with the Fund II and II-OW joint venture. The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, the Fund II and II-OW joint venture contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8 acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property were transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,305,317 and $1,406,591 at December 31, 2000 and 1999, respectively, which represented a 24% interest for each year.

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

Following are the financial statements for Fund II and III Associates--The
Atrium:

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999


                                                    Assets

                                                                                           2000             1999
                                                                                        ----------       ----------
Real estate assets, at cost:
    Land                                                                                $1,504,743       $1,504,743
    Building and improvements, less accumulated depreciation of $7,113,487 in
       2000 and $6,301,682 in 1999                                                       6,274,702        7,093,742
                                                                                        ----------       ----------
                 Total real estate assets                                                7,779,445        8,598,485
Cash and cash equivalents                                                                  240,314           89,170
Accounts receivable                                                                         23,202           30,018
Prepaid expenses and other assets                                                          123,399          213,143
                                                                                        ----------       ----------
                 Total assets                                                           $8,166,360       $8,930,816
                                                                                        ==========       ==========

                                         Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $  104,321       $    1,801
    Partnership distributions payable                                                      149,227          101,012
                                                                                        ----------       ----------
                 Total liabilities                                                         253,548          102,813
                                                                                        ----------       ----------
Partners' capital:
    Fund II and II-OW                                                                    5,054,727        5,615,740
    Wells Real Estate Fund III                                                           2,858,085        3,212,263
                                                                                        ----------       ----------
                 Total partners' capital                                                 7,912,812        8,828,003
                                                                                        ----------       ----------
                 Total liabilities and partners' capital                                $8,166,360       $8,930,816
                                                                                        ==========       ==========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                              Statements of Loss
             for the Years Ended December 31, 2000, 1999, and 1998

                                                            2000            1999            1998
                                                         ----------      ----------      ----------
Revenues:
  Rental income                                          $1,468,784      $1,470,144      $1,470,144
  Other income                                                    0           4,000          13,280
                                                         ----------      ----------      ----------
                                                          1,468,784       1,474,144       1,483,424
                                                         ----------      ----------      ----------
Expenses:
  Depreciation                                              877,240         867,720         866,778
  Operating costs, net of reimbursements                    723,744         692,066         699,550
  Management and leasing fees                               185,035         179,762         186,102
  Partnership administration                                 14,841          23,278          11,095
  Legal and accounting                                        5,250           5,250           3,310
                                                         ----------      ----------      ----------
                                                          1,806,110       1,768,076       1,766,835
                                                         ----------      ----------      ----------
Net loss                                                 $ (337,326)     $ (293,932)     $ (283,411)
                                                         ==========      ==========      ==========

Net loss allocated to Fund II and II-OW                  $ (206,781)     $ (180,180)     $ (173,731)
                                                         ==========      ==========      ==========

Net loss allocated to Wells Real Estate Fund III         $ (130,545)     $ (113,752)     $ (109,680)
                                                         ==========      ==========      ==========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                 Fund II        Wells Real          Total
                                                   and            Estate          Partners'
                                                  II-OW          Fund III          Capital
                                               ----------      ----------       -----------
Balance, December 31, 1997                     $6,760,950      $3,935,261       $10,696,211
  Net loss                                       (173,731)       (109,680)         (283,411)
  Partnership distributions                      (405,758)       (256,165)         (661,923)
                                               ----------      ----------       -----------
Balance, December 31, 1998                       6,181,461      3,569,416         9,750,877
  Net loss                                       (180,180)       (113,752)         (293,932)
  Partnership distributions                      (385,541)       (243,401)         (628,942)
                                               ----------      ----------       -----------
Balance, December 31, 1999                      5,615,740       3,212,263         8,828,003
  Net loss                                       (206,781)       (130,545)         (337,326)
  Partnership distributions                      (354,232)       (223,633)         (577,865)
                                               ----------      ----------       -----------
Balance, December 31, 2000                     $5,054,727      $2,858,085       $ 7,912,812
                                               ==========      ==========       ===========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000           1999           1998
                                                                           ----------      ----------     ----------
Cash flows from operating activities:
    Net loss                                                               $ (337,326)     $ (293,932)    $ (283,411)
                                                                           ----------      ----------     ----------
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                         877,240         867,720        866,778
         Changes in assets and liabilities:
               Accounts receivable                                              6,816         (11,904)           836
               Prepaid expenses and other assets                               89,744          89,745         89,745
               Accounts payable                                               102,520          (2,786)      (146,779)
               Due to affiliates                                                    0               0         (3,829)
                                                                           ----------      ----------     ----------
                  Total adjustments                                         1,076,320         942,775        806,751
                                                                           ----------      ----------     ----------
                  Net cash provided by operating activities                   738,994         648,843        523,340
                                                                           ----------      ----------     ----------
Cash flows from investing activities:
    Investment in real estate assets                                          (58,200)        (23,401)             0
                                                                           ----------      ----------     ----------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (529,650)       (665,154)      (675,743)
                                                                           ----------      ----------     ----------
Net increase (decrease) in cash and cash equivalents                          151,144         (39,712)      (152,403)
Cash and cash equivalents, beginning of year                                   89,170         128,882        281,285
                                                                           ----------      ----------     ----------
Cash and cash equivalents, end of year                                     $  240,314      $   89,170     $  128,882
                                                                           ==========      ==========     ==========

Supplemental disclosure of noncash activities:
    Write-off of fully depreciated fixed assets                            $   65,435      $        0     $        0
                                                                           ==========      ==========     ==========

Following are the financial statements for Fund II and III Associates--Brookwood
Grill:

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                   Assets

                                                                                        2000           1999
                                                                                    -----------     -----------
Real estate assets, at cost:
    Land                                                                            $   745,223     $   745,223
    Building and improvements, less accumulated depreciation of $437,759 in
       2000 and $383,745 in 1999                                                        835,054         889,068
                                                                                    -----------     -----------
                 Total real estate assets                                             1,580,277       1,634,291
Investment in joint venture                                                           1,305,317       1,406,591
Cash and cash equivalents                                                                57,515          65,627
Due from affiliate                                                                       69,758          60,193
Accounts receivable                                                                      38,714          41,060
Prepaid expenses and other assets                                                         6,344          11,912
                                                                                    -----------     -----------
                 Total assets                                                       $ 3,057,925     $ 3,219,674
                                                                                    ===========     ===========
                                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                $     4,580     $         0
    Due to affiliate                                                                        917           2,405
    Partnership distributions payable                                                   145,528         126,201
                                                                                    -----------     -----------
                 Total liabilities                                                      151,025         128,606
                                                                                    -----------     -----------
Partners' capital:
    Fund II and II-OW                                                                 1,812,553       1,927,383
    Wells Real Estate Fund III                                                        1,094,347       1,163,685
                                                                                    -----------     -----------
                 Total partners' capital                                              2,906,900       3,091,068
                                                                                    -----------     -----------
                 Total liabilities and partners' capital                            $ 3,057,925     $ 3,219,674
                                                                                    ===========     ===========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                            2000          1999          1998
                                                          --------       --------      --------
Revenues:
    Rental income                                         $224,801       $224,801      $225,100
    Equity in income of joint venture                       55,489         81,669        78,791
                                                          --------       --------      --------
                                                           280,290        306,470       303,891
                                                          --------       --------      --------
Expenses:
    Depreciation                                            54,014         54,014        54,014
    Operating costs, net of reimbursements                 (13,375)       (11,565)      (31,540)
    Management and leasing fees                             25,320         30,096        23,348
    Partnership administration                              14,019          5,853         3,708
    Legal and accounting                                     5,869          5,252         3,200
                                                          --------       --------      --------
                                                            85,847         83,650        52,730
                                                          --------       --------      --------
Net income                                                $194,443       $222,820      $251,161
                                                          ========       ========      ========

Net income allocated to Fund II and II-OW                 $121,235       $138,928      $156,599
                                                          ========       ========      ========

Net income allocated to Wells Real Estate Fund III        $ 73,208       $ 83,892      $ 94,562
                                                          ========       ========      ========


                 Fund II and III Associates--Brookwood Grill
                          (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                  Fund II        Wells Real         Total
                                                    and            Estate         Partners'
                                                   II-OW          Fund III         Capital
                                                ----------      ----------       ----------
Balance, December 31, 1997                      $2,156,463      $1,302,017       $3,458,480
  Net income                                       156,599          94,562          251,161
  Partnership distributions                       (270,886)       (163,576)        (434,462)
                                                ----------      ----------       ----------
Balance, December 31, 1998                       2,042,176       1,233,003        3,275,179
  Net income                                       138,928          83,892          222,820
  Partnership distributions                       (253,721)       (153,210)        (406,931)
                                                ----------      ----------       ----------
Balance, December 31, 1999                       1,927,383       1,163,685        3,091,068
  Net income                                       121,235          73,208          194,443
  Partnership distributions                       (236,065)       (142,546)        (378,611)
                                                ----------      ----------       ----------
Balance, December 31, 2000                      $1,812,553      $1,094,347       $2,906,900
                                                ==========      ==========       ==========

                 Fund II and III Associates--Brookwood Grill
                          (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                           2000          1999          1998
                                                                         ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                           $ 194,443     $ 222,820     $ 251,161
                                                                         ---------     ---------     ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                       54,014        54,014        54,014
         Equity in income of joint venture                                 (55,489)      (81,669)      (78,791)
         Changes in assets and liabilities:
            Accounts receivable                                              2,346        25,958        22,739
            Prepaid expenses and other assets                                5,568         5,568         5,568
            Accounts payable                                                 4,580        (1,200)       (2,679)
            Due to affiliates                                               (1,488)       (1,489)       (1,487)
                                                                         ---------     ---------     ---------
              Total adjustments                                              9,531         1,182          (636)
                                                                         ---------     ---------     ---------
              Net cash provided by operating activities                    203,974       224,002       250,525
                                                                         ---------     ---------     ---------
Cash flows from investing activities:
    Distributions received from joint venture                              147,198       173,171       160,812
                                                                         ---------     ---------     ---------
Cash flows from financing activities:
    Distributions to joint venture partners                               (359,284)     (405,502)     (391,702)
                                                                         ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents                        (8,112)       (8,329)       19,635
Cash and cash equivalents, beginning of year                                65,627        73,956        54,321
                                                                         ---------     ---------     ---------
Cash and cash equivalents, end of year                                   $  57,515     $  65,627     $  73,956
                                                                         =========     =========     =========

Fund II, III, VI, and VII Associates--Holcomb Bridge

On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Holcomb Bridge to the Fund II, III, VI, and VII Associates joint venture. During 1998, 1997, and 1996, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recompleted accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999



                                             Assets
                                                                                      2000            1999
                                                                                   ----------      ----------
Real estate assets, at cost:
    Land                                                                           $1,325,242      $1,325,242
    Building and improvements, less accumulated depreciation of $1,654,520 in
       2000 and $1,299,227 in 1999                                                  4,063,639       4,418,932
                                                                                   ----------      ----------
                 Total real estate assets                                           5,388,881       5,744,174
Cash and cash equivalents                                                              88,044         189,404
Accounts receivable                                                                   151,886         162,464
Prepaid expenses and other assets                                                     158,872         213,443
                                                                                   ----------      ----------
                 Total assets                                                      $5,787,683      $6,309,485
                                                                                   ==========      ==========

                                      Liabilities and Partners' Capital
Liabilities:
    Accounts payable and accrued expenses                                          $   82,072      $   87,926
    Partnership distributions payable                                                 154,874         250,075
                                                                                   ----------      ----------
                                                                                      236,946         338,001
                                                                                   ----------      ----------
Partners' capital:
    Fund II and III Associates                                                      1,305,317       1,406,591
    Wells Real Estate Fund VI                                                       1,456,417       1,569,430
    Wells Real Estate Fund VII                                                      2,789,003       2,995,463
                                                                                   ----------      ----------
                 Total partners' capital                                            5,550,737       5,971,484
                                                                                   ----------      ----------
                 Total liabilities and partners' capital                           $5,787,683      $6,309,485
                                                                                   ==========      ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2000, 1999, and 1998

                                                                 2000           1999          1998
                                                              ---------     ---------      ---------
Revenues:
    Rental income                                             $ 869,390     $ 953,952      $ 872,978
    Other income                                                      0        23,843         36,000
                                                              ---------     ---------      ---------
                                                                869,390       977,795        908,978
                                                              ---------     ---------      ---------
Expenses:
    Depreciation                                                355,293       415,165        376,290
    Operating costs, net of reimbursements                       70,693        68,691         85,983
    Management and leasing fees                                 111,567       129,798         97,701
    Legal and accounting                                          4,513         4,952          6,509
    Partnership administration                                   22,646        19,891         14,926
    Bad debt expense                                             74,145             0              0
                                                              ---------     ---------      ---------
                                                                638,857       638,497        581,409
                                                              ---------     ---------      ---------
Net income                                                    $ 230,533     $ 339,298      $ 327,569
                                                              =========     =========      =========

Net income allocated to Fund II and III Associates            $  55,489     $  81,669      $  78,791
                                                              =========     =========      =========

Net income allocated to Wells Real Estate Fund VI             $  61,921     $  91,135      $  87,914
                                                              =========     =========      =========

Net income allocated to Wells Real Estate Fund VII            $ 113,123     $ 166,494      $ 160,864
                                                              =========     =========      =========


                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                   Fund II            Wells        Wells Real         Total
                                                   and III         Real Estate       Estate         Partners'
                                                  Associates         Fund VI        Fund VII         Capital
                                                  ----------       ----------      ----------      ----------
Balance, December 31, 1997                        $1,608,215       $1,789,811      $3,252,856      $6,650,882
  Partnership contributions                                0            4,600         154,049         158,649
  Net income                                          78,791           87,914         160,864         327,569
  Partnership distributions                         (179,199)        (199,945)       (365,964)       (745,108)
                                                  ----------       ----------      ----------      ----------
Balance, December 31, 1998                         1,507,807        1,682,380       3,201,805       6,391,992
  Net income                                          81,669           91,135         166,494         339,298
  Partnership distributions                         (182,885)        (204,085)       (372,836)       (759,806)
                                                  ----------       ----------      ----------      ----------
Balance, December 31, 1999                         1,406,591        1,569,430       2,995,463       5,971,484
  Net income                                          55,489           61,921         113,123         230,533
  Partnership distributions                         (156,763)        (174,934)       (319,583)       (651,280)
                                                  ----------       ----------      ----------      ----------
Balance, December 31, 2000                        $1,305,317       $1,456,417      $2,789,003      $5,550,737
                                                  ==========       ==========      ==========      ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                           2000          1999           1998
                                                                        ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                          $ 230,533     $ 339,298     $ 327,569
                                                                        ---------     ---------     ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                     355,293       415,165       376,290
         Changes in assets and liabilities:
          Accounts receivable                                              10,578       (51,004)      (56,936)
          Prepaid expenses and other assets                                54,571        20,522        35,603
          Accounts payable and accrued expenses                            (5,854)     (104,146)       21,296
                                                                        ---------     ---------     ---------
            Total adjustments                                             414,588       280,537       376,253
                                                                        ---------     ---------     ---------
            Net cash provided by operating activities                     645,121       619,835       703,822
                                                                        ---------     ---------     ---------
Cash flows from investing activities:
    Investment in real estate                                                   0       (19,772)     (102,122)
                                                                        ---------     ---------     ---------
Cash flows from financing activities:
    Contributions from joint venture partners                                   0             0       154,996
    Distributions to joint venture partners                              (746,481)     (719,447)     (667,299)
                                                                        ---------     ---------     ---------
            Net cash used in financing activities                        (746,481)     (719,447)     (512,303)
                                                                        ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents                     (101,360)     (119,384)       89,397
Cash and cash equivalents, beginning of year                              189,404       308,788       219,391
                                                                        ---------     ---------     ---------
Cash and cash equivalents, end of year                                  $  88,044     $ 189,404      $308,788
                                                                        =========     =========     =========

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                 $       0     $       0     $   3,653
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

The following are the financial statements for Fund III and IV Associates:

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2000 and 1999


                                                     Assets

                                                                                     2000             1999
                                                                                 ------------     ------------
Real estate assets, at cost:
    Land                                                                         $  3,331,775     $  3,331,775
    Building and improvements, less accumulated depreciation of $3,980,865
       in 2000 and $3,422,583 in 1999                                               8,540,176        8,792,931
                                                                                 ------------     ------------
                 Total real estate assets                                          11,871,951       12,124,706
Cash and cash equivalents                                                             105,104          310,609
Accounts receivable                                                                   130,226          171,047
Prepaid expenses and other assets                                                     191,722           65,213
                                                                                 ------------     ------------
                 Total assets                                                    $ 12,299,003     $ 12,671,575
                                                                                 ============     ============

                                          Liabilities and Partners' Capital
Liabilities:
    Accounts payable                                                             $     40,896     $     33,759
    Partnership distributions payable                                                 177,418          405,782
    Due to affiliates                                                                   1,870            7,878
                                                                                 ------------     ------------
                 Total liabilities                                                    220,184          447,419
                                                                                 ------------     ------------
Partners' capital:
    Wells Real Estate Fund III                                                      6,910,490        6,993,642
    Wells Real Estate Fund IV                                                       5,168,329        5,230,514
                                                                                 ------------     ------------
                 Total partners' capital                                           12,078,819       12,224,156
                                                                                 ------------     ------------
                 Total liabilities and partners' capital                         $ 12,299,003     $ 12,671,575
                                                                                 ============     ============

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                               Assets
                                                                      2000            1999            1998
                                                                  ----------       ----------      ----------
Revenues:
  Rental income                                                   $1,405,938       $1,795,247      $1,749,842
  Interest income                                                      4,921           11,790           9,368
                                                                  ----------       ----------      ----------
                                                                   1,410,859        1,807,037       1,759,210
                                                                  ----------       ----------      ----------
Expenses:
  Depreciation                                                       558,282          551,956         542,363
  Management and leasing fees                                        134,283          158,520         154,881
  Operating costs, net of reimbursements                             164,018          (21,669)         62,863
  Property administration                                             39,875           40,357          27,546
  Legal and accounting                                                 8,312            9,163          12,420
                                                                  ----------       ----------      ----------
                                                                     904,770          738,327         800,073
                                                                  ----------       ----------      ----------
Net income                                                        $  506,089       $1,068,710      $  959,137
                                                                  ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund III                $  289,542       $  611,605      $  549,745
                                                                  ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund IV                 $  216,547       $  457,105      $  409,392
                                                                  ==========       ==========      ==========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                  Wells Real      Wells Real          Total
                                                                    Estate          Estate          Partners'
                                                                   Fund III         Fund IV          Capital
                                                                  ----------      ----------      -----------
Balance, December 31, 1997                                        $7,570,298      $5,637,567      $13,207,865
  Net income                                                         549,745         409,392          959,137
  Partnership contributions                                           59,205          44,090          103,295
  Partnership distributions                                         (848,706)       (632,028)      (1,480,734)
                                                                  ----------      ----------      -----------
Balance, December 31, 1998                                         7,330,542       5,459,021       12,789,563
  Net income                                                         611,605         457,105        1,068,710
  Partnership contributions                                                0          23,280           23,280
  Partnership distributions                                         (948,505)       (708,892)      (1,657,397)
                                                                  ----------      ----------      -----------
Balance, December 31, 1999                                         6,993,642       5,230,514       12,224,156
  Net income                                                         289,542         216,547          506,089
  Partnership contributions                                          216,683         162,058          378,741
  Partnership distributions                                         (589,377)       (440,790)      (1,030,167)
                                                                  ----------      ----------      -----------
Balance, December 31, 2000                                        $6,910,490      $5,168,329      $12,078,819
                                                                  ==========      ==========      ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                            2000            1999             1998
                                                                        -----------    -----------      -----------
     Cash flows from operating activities:
       Net income                                                       $   506,089    $ 1,068,710      $   959,137
                                                                        -----------    -----------      -----------
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                     558,282        551,956          542,363
           Changes in assets and liabilities:
               Accounts receivable                                           40,821          2,586           33,590
               Prepaid expenses and other assets                           (126,509)         9,320          (31,628)
               Accounts payable                                               7,137         (4,380)           1,967
               Due to affiliates                                             (6,008)         6,366           (5,427)
                                                                        -----------    -----------      -----------
                Total adjustments                                           473,723        565,848          540,865
                                                                        -----------    -----------      -----------

                Net cash provided by operating activities                   979,812      1,634,558        1,500,002
                                                                        -----------    -----------      -----------
     Cash flows from investing activities:
       Investment in real estate                                           (305,527)       (24,871)        (111,383)
                                                                        -----------    -----------      -----------
     Cash flows from financing activities:
       Contributions from joint venture partners                            378,741         23,280          103,295
       Distributions to joint venture partners                           (1,258,531)    (1,659,316)      (1,461,150)
                                                                        -----------    -----------      -----------
                Net cash used in financing activities                      (879,790)    (1,636,036)      (1,357,855)
                                                                        -----------    -----------      -----------
     Net (decrease) increase in cash and cash equivalents                  (205,505)       (26,349)          30,764
     Cash and cash equivalents, beginning of year                           310,609        336,958          306,194
                                                                        -----------    -----------      -----------
     Cash and cash equivalents, end of year                             $   105,104    $   310,609      $   336,958
                                                                        ===========    ===========      ===========


4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL


     The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                            2000            1999            1998
                                                                          --------       ----------      ----------
     Financial statement net income                                       $334,287       $  709,412      $  649,007
     Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes in excess
         of amounts for income tax purposes                                352,963          364,072         353,230
       Rental income recognized for income tax purposes in excess of
         amounts for financial reporting purposes                           18,532           23,693          45,896
       Expenses deductible when paid for income tax purposes, accrued
         for financial reporting purposes                                   (4,326)          (8,929)         (1,014)
       Fixed asset retirement in excess of amounts for income tax
         purposes                                                                0                0               0
       Other                                                                 1,243              999             960
                                                                          --------       ----------      ----------
     Income tax basis net income                                          $702,699       $1,089,247      $1,048,079
                                                                          ========       ==========      ==========

     The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                                  2000              1999              1998
                                                                               -----------       -----------       -----------
     Financial statement partners' capital                                     $14,512,162       $14,521,435       $15,420,884
     Increase (decrease) in partners' capital resulting from:
        Depreciation expense for financial reporting purposes in
            excess of amounts for income tax purposes                            1,713,887         1,360,924           996,852
        Capitalization of syndication costs for income tax
            purposes, which are accounted for as cost of capital
            for financial reporting purposes                                     2,624,555         2,624,555         2,624,555
        Accumulated rental income accrued for financial reporting
            purposes in excess of amounts for income tax purposes                 (195,815)         (214,347)         (238,040)
        Accumulated expenses deductible when paid for income tax
            purposes, accrued for financial reporting purposes                     107,132           111,458           120,387
        Partnership's distribution payable                                           6,769           435,375           458,724
        Other                                                                          511              (732)           (1,731)
                                                                               -----------       -----------       -----------
     Income tax basis partners' capital                                        $18,769,201       $18,838,668       $19,381,631
                                                                               ===========       ===========       ===========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                    2001                                $  2,213,498
                    2002                                   1,616,689
                    2003                                   1,172,520
                    2004                                   1,095,438
                    2005                                   1,056,484
                 Thereafter                                4,549,577
                                                        ------------
                                                        $ 11,704,206
                                                        ============

     Three tenants contributed approximately 27%, 21%, and 13% of revenues. In addition, three tenants will contribute approximately 22%, 18%, and 17% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                   2001                                 $1,488,000
                   2002                                    620,000
                                                        ----------
                                                        $2,108,000
                                                        ==========

     One tenant at the Atrium contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                   2001                                  $   249,550
                   2002                                       25,995
                                                         -----------
                                                         $   275,545
                                                         ===========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                    2001                                 $   816,533
                    2002                                     539,270
                    2003                                     255,097
                    2004                                     219,319
                    2005                                     127,850
                 Thereafter                                   21,308
                                                         -----------
                                                         $ 1,979,377
                                                         ===========

     Three tenants contributed approximately 15%, 14%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 33%, 13%, 13%, and 11% of future minimum rental income.

     The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                   2001                                  $ 2,201,798
                   2002                                    2,100,205
                   2003                                    1,893,006
                   2004                                    1,864,303
                   2005                                    1,827,107
                 Thereafter                                7,950,490
                                                         -----------
                                                         $17,836,909
                                                         ===========

     Two tenants contributed approximately 35% and 10% of rental income for the year ended December 31, 2000. In addition, one tenant will contribute approximately 30% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                        2000 Quarters Ended
                                                    --------------------------------------------------------
                                                    March 31       June 30     September 30      December 31
                                                    --------       --------    ------------      -----------
Revenues                                            $278,499       $194,058      $201,834          $143,872
Net income                                           159,035         72,716        75,948            26,588
Net income allocated to Class A limited partners     159,035         72,716        75,948            26,588
Net income per Class A limited partner unit (a)     $   0.01       $   0.00      $   0.00          $   0.00
Cash distribution per Class A limited partner unit      0.02           0.00          0.00              0.00

          (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from rounding differences between quarters.

                                                                          1999 Quarters Ended
                                                    ---------------------------------------------------------
                                                    March 31       June 30     September 30       December 31
                                                    --------       --------    ------------       -----------
Revenues                                            $277,769       $312,685      $273,209          $273,096
Net income                                           148,919        218,982       176,510           165,001
Net income allocated to Class A limited partners     148,919        218,982       176,510           130,022
Net income allocated to Class B limited partners           0              0             0            34,979
Net income per Class A limited partner unit         $   0.01       $   0.01      $   0.01          $   0.00
Net income per Class B limited partner unit             0.00           0.00          0.00              0.01
Cash distribution per Class A limited partner unit      0.02           0.02          0.02              0.02
Cash distribution per Class B limited partner unit      0.00           0.00          0.00              0.01

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II,
Wells Real Estate Fund II-OW,
and Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of THE ATRIUM BUILDING as of December 31, 2000 and 1999 and the related statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Atrium Building as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP





Atlanta, Georgia
January 30, 2001

                              THE ATRIUM BUILDING

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                           ASSETS

                                                                         2000                  1999
                                                                   ----------------      ---------------
REAL ESTATE ASSETS:
   Land                                                               $1,504,743            $1,504,743
   Building and improvements, less accumulated depreciation of
      $7,113,487 in 2000 and $6,301,681 in 1999                        6,274,702             7,093,742
                                                                   ----------------      ---------------
           Total real estate assets                                    7,779,445             8,598,485

CASH AND CASH EQUIVALENTS                                                240,314                89,170

ACCOUNTS RECEIVABLE                                                       23,202                30,018

PREPAID AND OTHER ASSETS, net                                            123,399               213,143
                                                                   ----------------      ---------------
           Total assets                                               $8,166,360            $8,930,816
                                                                   ================      ===============

                              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Distributions payable to partners                                  $  149,227            $  101,012
   Accounts payable                                                      104,321                 1,801
                                                                   ----------------      ---------------
           Total liabilities                                             253,548               102,813
                                                                   ----------------      ---------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
   Wells Real Estate Fund II                                           4,631,085             5,162,262
   Wells Real Estate Fund II-OW                                          423,642               453,477
   Wells Real Estate Fund III, L.P.                                    2,858,085             3,212,264
                                                                   ----------------      ---------------
           Total partners' capital                                     7,912,812             8,828,003
                                                                   ----------------      ---------------
           Total liabilities and partners' capital                    $8,166,360            $8,930,816
                                                                   ================      ===============

     The accompanying notes are an integral part of these balance sheets.

                              THE ATRIUM BUILDING

                              STATEMENTS OF LOSS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                  2000            1999             1998
                                            ---------------  --------------  ---------------
REVENUES:
   Rental income                               $1,468,784      $1,470,144       $1,470,144
                                            ---------------  --------------  ---------------
EXPENSES:
   Depreciation                                   877,240         867,719          866,778
   Operating costs, net of reimbursements         738,585         711,346          697,365
   Management and leasing fees                    185,035         179,762          186,102
   Legal and accounting                             5,250           5,250            3,310
                                            ---------------  --------------  ---------------
                                                1,806,110       1,764,077        1,753,555
                                            ---------------  --------------  ---------------
NET LOSS                                       $ (337,326)     $ (293,933)      $ (283,411)
                                            ===============  ==============  ===============

NET LOSS ALLOCATED TO WELLS REAL ESTATE
   FUND II                                     $ (195,784)     $ (170,613)      $ (164,506)
                                            ===============  ==============  ===============

NET LOSS ALLOCATED TO WELLS REAL ESTATE
   FUND II-OW                                  $  (10,997)     $   (9,568)      $   (9,225)
                                            ===============  ==============  ===============

NET LOSS ALLOCATED TO WELLS REAL ESTATE
   FUND III, L.P.                              $ (130,545)     $ (113,752)      $ (109,680)
                                            ===============  ==============  ===============

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                         Wells Real
                                          Wells Real     Wells Real        Estate          Total
                                            Estate         Estate        Fund III,       Partners'
                                           Fund II       Fund II-OW         L.P.          Capital
                                        -------------- --------------  -------------- ---------------
BALANCE, December 31, 1997                $6,246,662      $514,288       $3,935,260     $10,696,210

   Net loss                                 (164,506)       (9,225)        (109,680)       (283,411)
   Distributions                            (384,212)      (21,546)        (256,164)       (661,922)
                                        -------------- --------------  -------------- ---------------
BALANCE, December 31, 1998                 5,697,944       483,517        3,569,416       9,750,877

   Net loss                                 (170,613)       (9,568)        (113,752)       (293,933)
   Distributions                            (365,069)      (20,472)        (243,400)       (628,941)
                                        -------------- --------------  -------------- ---------------
BALANCE, December 31, 1999                 5,162,262       453,477        3,212,264       8,828,003
                                        -------------- --------------  -------------- ---------------

   Net loss                                 (195,784)      (10,997)        (130,545)       (337,326)
   Distributions                            (335,393)      (18,839)        (223,633)       (577,865)
                                        -------------- --------------  -------------- ---------------
BALANCE, December 31, 2000                $4,631,085      $423,641       $2,858,086     $ 7,912,812
                                        ============== ==============  ============== ===============

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                 2000          1999           1998
                                                           --------------- -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                  $  (337,326)    $(293,933)     $(283,411)
                                                           --------------- -------------  -------------
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                            877,240       867,719        866,778
         Changes in assets and liabilities:
           Accounts receivable                                     6,816       (11,904)           836
           Prepaid expenses and other assets, net                 89,744        89,745         89,745
           Accounts payable                                      102,520        (2,786)      (146,779)
           Due to affiliates                                           0             0         (3,829)
              Total adjustments                                1,076,320       942,774        806,751
                                                           --------------- -------------  -------------
              Net cash provided by operating activities          738,994       648,841        523,340
                                                           --------------- -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate assets                              (58,200)      (23,400)             0
                                                           --------------- -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                               (529,650)     (665,153)      (675,743)
                                                           --------------- -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             151,144       (39,712)      (152,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      89,170       128,882        281,285
                                                           --------------- -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $   240,314     $  89,170      $ 128,882
                                                           =============== =============  =============

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Atrium Building ("Atrium") is a four-story office building located in Houston, Harris County, Texas. The building is owned by Fund II and III Associates, a joint venture between Wells Real Estate Fund II ("Fund II"), Wells Real Estate Fund II-OW ("Fund II-OW"), and Wells Real Estate Fund III, L.P. ("Fund III). Fund II owns 58% of Atrium, Fund II-OW owns 3% of Atrium, and Fund III owns 39% of Atrium at December 31, 2000. Allocation of net loss and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Atrium as of December 31, 2000.

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

2.   RENTAL INCOME

     The future minimum rental income due to Atrium under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                 $1,488,000
                 2002                                    620,000
                                                      ----------
                                                      $2,108,000
                                                      ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above. This tenant has the option to renew an additional five-year lease term upon the expiration of the current lease during 2002.

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

     Atrium incurred management and leasing fees of $95,290, $90,018, and $186,102, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000




                                                                                                  Gross Amount at Which Carried at
                                                               Initial Cost                               December 31, 2000
                                                         -----------------------  Costs of    --------------------------------------
                                                                   Buildings and Capitalized             Buildings and  Construction
            Description          Ownership Encumbrances     Land   Improvements  Improvements    Land    Improvements   in Progress
-------------------------------- --------- ------------ ---------- ------------- ------------ ---------- ------------   ------------
THE ATRIUM AT NASSAU BAY (a)        39%      None       $1,367,000  $10,983,000  $ 2,542,933  $1,504,743  $13,388,190      $      0

GREENVILLE PROPERTY (b)            100       None          529,977            0    3,743,304     576,350    3,628,066        68,865

880 PROPERTY--BROOKWOOD GRILL (c)   38       None          523,319            0    1,494,717     745,223    1,272,813             0

STOCKBRIDGE VILLAGE (d)             57       None        2,551,645            0    7,925,913   2,758,193    7,714,165         5,200

RECIPROCAL GROUP (e)                57       None          529,546    4,158,223      687,490     573,582    4,536,691       264,986

880 PROPERTY (f)                     9       None        1,325,242            0    5,718,159   1,325,242    5,718,159             0
                                                        ----------  -----------  -----------  ----------  -----------      --------
       Total                                            $6,826,729  $15,141,223  $22,112,516  $7,483,333  $36,258,084      $339,051
                                                        ==========  ===========  ===========  ==========  ===========      ========

                                                   Accumulated     Date of        Date     Depreciation
            Description                Total       Depreciation  Construction   Acquired  Is Computed (g)
-----------------------------------   ----------   ------------  ------------   --------  ---------------
THE ATRIUM AT NASSAU BAY (a)          $14,892,933   $ 7,113,488     1988        04/03/89   12 to 25 years

GREENVILLE PROPERTY (b)                 4,273,281     1,267,474     1990        06/30/90   20 to 25 years

880 PROPERTY--BROOKWOOD GRILL (c)       2,018,036       437,759     1991        03/27/91   20 to 25 years

STOCKBRIDGE VILLAGE (d)                10,477,558     2,590,136     1991        04/04/91   20 to 25 years

RECIPROCAL GROUP (e)                    5,375,259     1,390,730     1991        07/01/92   20 to 25 years

880 PROPERTY (f)                        7,043,401     1,654,520     1996        01/31/90   20 to 25 years
                                      -----------   -----------
       Total                          $44,080,468   $14,454,107
                                      ===========   ===========

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

(e) The Reciprocal Group is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates.

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

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000



                                                                                            Accumulated
                                                                                 Cost      Depreciation
                                                                             -----------   ------------
BALANCE AT DECEMBER 31, 1996                                                 $42,081,600    $ 6,662,165

 1997 additions                                                                1,546,767      1,869,334
 1997 deductions                                                                (262,725)       (81,041)
                                                                             -----------   ------------
BALANCE AT DECEMBER 31, 1997                                                  43,365,642      8,450,458

 1998 additions                                                                  251,771      1,999,481
                                                                             -----------   ------------
BALANCE AT DECEMBER 31, 1998                                                  43,617,413     10,449,939

 1999 additions                                                                   30,462      1,988,289
                                                                             -----------   ------------
BALANCE AT DECEMBER 31, 1999                                                  43,647,875     12,438,228

 2000 additions                                                                  432,593      2,015,879
                                                                             -----------   ------------
BALANCE AT DECEMBER 31, 2000                                                 $44,080,468    $14,454,107
                                                                             ===========    ===========

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

Exhibit                                                              Sequential
Number            Description of Document                            Page Number
------            -----------------------                            -----------

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
                  33-24063)

Exhibit                                                              Sequential
Number            Description of Document                            Page Number
------            -----------------------                            -----------

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
                  December 31, 1990, File No. 0-16518)

Exhibit                                                              Sequential
Number            Description of Document                            Page Number
------            -----------------------                            -----------

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

Exhibit                                                              Sequential
Number            Description of Document                            Page Number
------            -----------------------                            -----------

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
                  Estate Fund V, L.P., File No. 33-37830)

Exhibit                                                              Sequential
Number            Description of Document                            Page Number
------            -----------------------                            -----------

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

*10(v)            First Amendment to Joint Venture Agreement         N/A
                  of Fund III and IV Associates dated July 1,
                  1992 (Exhibit to Form 10-K of Wells Real
                  Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

Exhibit                                                              Sequential
Number            Description of Document                            Page Number
------            -----------------------                            -----------

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