Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND III L P
filed 2001-05-11
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            March 31, 2001                   or
                                -----------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________________

Commission file number                        0-18407
                       --------------------------------------------------------

                       WELLS REAL ESTATE FUND III, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                 58-1800833
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

6200 The Corners Pkwy., Norcross, Georgia                      30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
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

         Yes   X     No ______
             -----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND III, L.P.

                                     INDEX

                                                                                         Page No.
                                                                                         --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - March 31, 2001 and December 31, 2000                             3

            Statements of Income for the Three Months Ended March 31, 2001
            and 2000                                                                          4

            Statement of Partner's Capital for the Year Ended December 31, 2000
            and the Three Months Ended March 31, 2001                                         5

            Statements of Cash Flows for the Three Months Ended March 31, 2001
            and 2000                                                                          6

            Condensed Notes to Financial Statements                                           7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                     8

PART II.    OTHER INFORMATION                                                                17

                       WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                                     March 31,        December 31,
                                                                                       2001              2000
                                                                                  -------------     --------------
ASSETS:
    Real estate, at cost:
       Land                                                                         $   576,350        $   576,350
       Building and improvements, less accumulated depreciation
         of $1,312,534 as of March 31, 2001 and $1,267,475 as of
         December 31, 2000                                                            2,384,398          2,429,457
                                                                                  -------------     --------------
                 Total real estate                                                    2,960,748          3,000,807
                                                                                  =============     ==============

    Cash and cash equivalents                                                           666,119            409,476
    Investment in joint ventures                                                     10,685,653         10,862,926
    Due from affiliates                                                                 333,562            231,630
    Accounts receivable                                                                  12,447              5,313
    Prepaid expenses and other assets                                                    30,797             16,948
                                                                                  -------------     --------------
                 Total assets                                                       $14,689,326        $14,532,100
                                                                                  =============     ==============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                             $    23,543        $    13,169
       Partnership distributions payable                                                325,708              6,769
                                                                                  -------------     --------------
                 Total liabilities                                                      349,251             19,938
                                                                                  =============     ==============
    Partners' capital:
       Limited partners:
           Class A - 19,635,965 units outstanding                                    14,340,075         14,512,162
           Class B - 2,544,540 units outstanding                                              0                  0
                                                                                  -------------     --------------
                 Total partners' capital                                             14,340,075         14,512,162
                                                                                  -------------     --------------
                 Total liabilities and partners' capital                            $14,689,326        $14,532,100
                                                                                  =============     ==============

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                                                          Three Months Ended
                                                                                     ----------------------------
                                                                                        March 31,       March 31,
                                                                                          2001            2000
                                                                                     ------------    ------------
REVENUES:
    Rental income                                                                    $    117,655    $    136,308
    Equity in income of joint ventures (Note 2)                                           156,290         142,143
    Interest income                                                                         2,438              48
                                                                                     ------------    ------------
                                                                                     $    276,383         278,499
                                                                                     ------------    ------------
EXPENSES:
    Depreciation                                                                           45,059          42,763
    Operating costs-rental properties, net of tenant reimbursements                        49,209          38,916
    Management and leasing fees                                                            14,804          13,294
    Legal and accounting expenses                                                          10,650          12,000
    Partnership administration                                                              9,809          10,624
    Computer expenses                                                                           0           1,867
                                                                                     ------------    ------------
                                                                                          129,531         119,464
                                                                                     ------------    ------------
NET INCOME                                                                           $    146,852    $    159,035
                                                                                     ============    ============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                     $    146,852    $    159,035
                                                                                     ============    ============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                       $          0    $          0
                                                                                     ============    ============

NET INCOME PER CLASS A WEIGHTED AVERAGE LIMITED PARTNER UNIT                         $       0.01    $       0.01
                                                                                     ============    ============

NET LOSS PER CLASS B WEIGHTED AVERAGE LIMITED PARTNER UNIT                           $          0    $          0
                                                                                     ============    ============

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                  $       0.02    $       0.02
                                                                                     ============    ============

           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                          Limited Partners
                                        ----------------------------------------------------
                                                 Class A                     Class B                            Total
                                        --------------------------    ----------------------    General       Partners'
                                          Units         Amounts         Units       Amounts     Partners       Capital
                                        ----------    -----------     ---------     --------    --------     -----------
BALANCE, December 31, 1999              19,635,965    $14,521,435     2,544,540     $      0    $      0     $14,521,435

  Net income                                     0        33,4287             0            0           0         334,287
  Partnership distributions                      0       (343,560)            0            0           0        (343,560)
                                        ----------    -----------     ---------     --------    --------     -----------
BALANCE, December 31, 2000              19,635,965    $14,512,162     2,544,540            0           0      14,512,162

  Net income                                     0        146,852             0            0           0         146,852
  Partnership distributions                      0       (318,939)            0            0           0        (318,939)
                                        ----------    -----------     ---------     --------    --------     -----------
BALANCE, March 31, 2001                 19,635,965    $14,340,075     2,544,540     $      0    $      0     $14,340,075
                                        ==========    ===========     =========     ========    ========     ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                                         Three Months Ended
                                                                                  --------------------------------
                                                                                     March 31,           March 31,
                                                                                       2001                2000
                                                                                  ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $    46,852          $    59,035
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of joint ventures                                          (156,290)            (142,143)
         Depreciation                                                                  45,059               42,763
   Changes in assets and liabilities:
       Accounts receivable                                                             (7,134)               1,037
       Prepaids and other assets                                                      (13,849)                 100
       Accounts payable                                                                10,374                4,780
       Due from affiliates                                                              3,215                    0
                                                                                  -----------          -----------
              Net cash provided by operating activities                                28,227               65,572
                                                                                  -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Distributions received from joint ventures                                         228,416              318,763
                                                                                  -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Partnership distribution paid                                                            0             (393,726)
                                                                                  -----------          -----------

NET INCRESE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   256,643               (9,391)

CASH AND CASH EQUIVALENTS, beginning of year                                          409,476              128,536
                                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                          $   666,119          $   119,145
                                                                                  ===========          ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund III, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, serving as General Partners. The Partnership was formed on July 31, 1988, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

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

     The Partnership owns interests in properties through ownership in the following joint ventures with other Wells Real Estate Funds: (i) Fund II and Fund III Associates, a joint venture between the Partnership and Wells Real Estate Fund II, L.P. (the "Fund II - III Joint Venture"), (ii) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund II, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund II-III-VI-VII Joint Venture"), and (iii) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund III
     - Fund IV Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties directly and through the foregoing joint ventures: (i) Greenville Center, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood

     Grill, a restaurant located in Roswell, Georgia, owned by Fund II- Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the Reciprocal Group Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and (vi) the Holcomb Bridge Property, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b) Basis of Presentation

     The financial statements of Wells Real Estate Fund III, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in five properties through its investment in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, with the meaning of
     Section 27A of the Securities Act of 1993 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2001, the properties owned by the Partnership were 88.6% occupied as compared to 96.5% as of March 31, 2000. Occupancy decreased as a result of the tenant IBM vacating Greenville Center upon the February 28, 2001 lease expiration.

     Gross revenues of the Partnership decreased to $276,384 for the three months ended March 31, 2001, as compared to $278,499 for the three months ended March 31, 2000. The decrease in gross revenues is primarily due to decreased revenues from Greenville Center offset by an increase in equity in income of joint ventures, resulting from the Holcomb Bridge Road Property, Brookwood Grill Joint Venture, and the Reciprocal Group Building, as explained in the attached operating statements. Expenses of the Partnership increased to $129,531 for the three months ended March 31, 2001, from $119,464 for the three months ended March 31, 2000 as a result of a decrease in common area maintenance reimbursement billings to tenants at Greenville Center due to the decrease in occupancy.

     Net cash provided by operating activities decreased from $65,572 in 2000 to $28,227 in 2001, primarily due to a decrease in rental and reimbursement collections and an increase in deferred lease acquisition fee payments for Greenville Center. Cash flows provided by investing activities and used in financing activities decreased during the first quarter of 2001, as compared to the first quarter of 2000, as a result of reserving operating cash flows to fund tenant improvements for the Reciprocal Group Building at the joint venture and partnership levels, respectively. Since the Partnership reserved distributions for second, third, and fourth quarters of 2000, cash and cash equivalents increased in 2001 over 2000.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.02 per Class A Unit for the three months ended March 31, 2001 and $0.02 for the three months ended March 31, 2000. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended March 31, 2001 and 2000.

     The Partnership's distributions paid and payable through the first quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     General Electric elected not to renew its lease for the G.E. Building, which expired March 31, 2000. Management leased this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $1,275,000. These costs will be funded out of cash from operations of the Partnership and Wells Fund IV, which caused a substantial reduction in distributions payable to Limited Partners in the year 2000. As of March 31, 2001, the Partnership has funded $333,748 and has reserved $509,905 for the remaining buildout.

     Based on market conditions, the Partnership decided to temporarily postpone active marketing efforts for the Brookwood Grill Property. Management anticipates renewing the marketing efforts by the end of 2001. The Partnership's goal is to have this property sold by the end of 2002.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following properties:

                         Greenville Center - Fund III

                                                                   Three Months Ended
                                                             ------------------------------
                                                             March 31,           March 31,
                                                                2001                2000
                                                             ----------         -----------
Revenues:
  Rental income                                              $  117,655          $  136,308
                                                             ----------          ----------
Expenses:
  Depreciation                                                   45,059              42,763
  Management & leasing expenses                                  14,804              13,294
  Other operating expenses, net of reimbursements                49,209              38,916
                                                             ----------          ----------
                                                                109,072              94,973
                                                             ----------          ----------
Net income                                                   $    8,583          $   41,335
                                                             ==========          ==========

Occupied percentage                                                43.4%               86.4%
                                                             ==========          ==========

Partnership's ownership percentage                                  100%                100%
                                                             ==========          ==========

Cash generated to the Partnership                            $   46,796          $   86,247
                                                             ==========          ==========

Net income generated to the Partnership                      $    8,583          $   41,335
                                                             ==========          ==========

Rental income, net income, and cash generated to the partnership decreased in 2001, as compared to 2000, due to the expiration of IBM's lease in February 2001.

Other operating expenses increased due to lower common area maintenance reimbursements as a result of IBM's lease expiration.

            Boeing at the Atrium/Fund II and Fund III Joint Venture

                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                                March 31,            March 31,
                                                                                   2001                2000
                                                                               -----------          -----------
Revenues:
  Rental income                                                                 $   367,536         $   367,536
                                                                                -----------         -----------

Expenses:
  Depreciation                                                                      196,077             216,930
  Management & leasing expenses                                                      46,378              45,060
  Other operating expenses, net of reimbursements                                   119,575             150,182
                                                                                -----------         -----------
                                                                                    362,030             412,172
                                                                                -----------         -----------
Net income (loss)                                                               $     5,506         $   (44,636)
                                                                                ===========         ===========

Occupied percentage                                                                     100%                100%
                                                                                ===========         ===========

Partnership's ownership percentage                                                     38.7%               38.7%
                                                                                ===========         ===========

Cash distributions to the Partnership                                           $    88,319         $    54,913
                                                                                ===========         ===========

Net income (loss) allocated to the Partnership                                  $     2,131         $   (17,280)
                                                                                ===========         ===========

Rental income remained stable in 2001, as compared to 2000, due to the stable occupancy.

Depreciation expense decreased due to furniture and fixtures reaching full depreciation this year. Other operating expense decreased due to an increase in common area maintenance reimbursements billed to tenants. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenant.

Cash distributions to the Partnership was lower in 2000, as compared to 2001, as a result of withholding distributions in order to fund capital expenditures for the property's exterior caulking and coating during the first quarter of 2000 of approximately $50,000.

        The Brookwood Grill Property/Fund II and Fund III Joint Venture

                                                               Three Months Ended
                                                        ------------------------------
                                                         March 31,           March 31,
                                                            2001                2000
                                                        ----------          ----------
Revenues:
  Rental income                                         $   56,238          $   56,187
  Equity in income of joint venture                          6,934              16,903
                                                        ----------          ----------
                                                            63,172              73,090
                                                        ----------          ----------
Expenses:
  Depreciation                                              13,504              13,503
  Management & leasing expenses                              8,168               6,704
  Other operating expenses, net of reimbursements           (1,179)             10,092
                                                        ----------          ----------
                                                            20,493              30,299
                                                        ----------          ----------
Net income                                              $   42,679          $   42,791
                                                        ==========          ==========

Occupied percentage                                            100%                100%
                                                        ==========          ==========

Partnership's ownership percentage                            37.7%               37.7%
                                                        ==========          ==========

Cash distributions to the Partnership                   $   35,336          $   34,848
                                                        ==========          ==========

Net income allocated to the Partnership                 $   16,069          $   16,111
                                                        ==========          ==========

Total revenues decreased due to a decrease in equity in income of joint ventures resulting from establishing a reserve for uncollectable accounts receivable established this year.

Other operating expenses decreased due to an increase in property tax reimbursements. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenant.

Based on market conditions, the Partnership decided to temporarily postpone active marketing efforts for the Brookwood Grill Property. Management anticipates renewing the marketing efforts by the end of 2001. The Partnership's goal is to have this property sold by the end of 2002.

       Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture

                                                                                        Three Months Ended
                                                                                   ----------------------------
                                                                                    March 31,         March 31,
                                                                                      2001               2000
                                                                                   ----------        ----------
Revenues:
  Rental income                                                                    $  210,378        $  222,157
                                                                                   ----------        ----------
Expenses:
  Depreciation                                                                         78,566           104,130
  Management & leasing expenses                                                        27,664            30,586
  Other operating expenses                                                             75,341            17,218
                                                                                   ----------        ----------
                                                                                      181,571           151,934
                                                                                   ----------        ----------

Net income                                                                         $   28,807        $   70,223
                                                                                   ==========        ==========

Occupied percentage                                                                        92%              100%
                                                                                   ==========        ==========

Partnership ownership percentage                                                          9.0%              9.0%
                                                                                   ==========        ==========

Cash distribution to the Fund II - Fund III Joint Venture*                         $   37,385        $   45,947
                                                                                   ==========        ==========

Net income allocated to the Fund II - Fund III Joint Venture*                      $    6,934        $   16,903
                                                                                   ==========        ==========

*The Partnership holds a 37.6% ownership in the Fund II - Fund III Joint
Venture.

Rental income, management and leasing fees, and cash distributions to partners decreased in 2001, as compared to 2000, due to a decreased occupancy.

Depreciation expense decreased in 2001, as compared to 2000, as certain tenant improvements became fully depreciated at the end of 2000. Other operating expenses increased due to increased accounting fees and a reserve established for doubtful accounts receivable of approximately $56,000.

Based on market conditions, the Partnership decided to temporarily postpone active marketing efforts for the Brookwood Grill Property. Management anticipates renewing the marketing efforts by the end of 2001. The Partnership's goal is to have this property sold by the end of 2002.

       The Reciprocal Group Building / Fund III - Fund IV Joint Venture

                                                                                         Three Months Ended
                                                                                   -----------------------------
                                                                                    March 31,          March 31,
                                                                                      2001               2000
                                                                                   ----------         ----------
Revenues:
  Rental income                                                                     $  96,389          $ 131,856
                                                                                    ---------          ---------
Expenses:
  Depreciation                                                                         49,056             49,056
  Management & leasing expenses                                                         9,388             10,179
  Other operating expenses                                                              8,096              4,147
                                                                                    ---------          ---------
                                                                                       66,540             63,382
                                                                                    ---------          ---------

Net income                                                                          $  29,849          $  68,474
                                                                                    =========          =========

Occupied percentage                                                                       100%               100%
                                                                                    =========          =========

Partnership ownership percentage                                                         57.2%              57.2%
                                                                                    =========          =========

Cash distribution to the Partnership                                                $  42,996          $  72,510
                                                                                    =========          =========

Net income allocated to the Partnership                                             $  17,077          $  39,174
                                                                                    =========          =========

Net income and rental income decreased, due to the fact that rental billings commenced for the Reciprocal Group (the only tenant at this property) in February 2001, whereas this property was fully occupied for the entire first quarter of 2000.

Other operating expenses increased in 2001, as compared to 2000, due to plumbing and window repairs.

Cash distributions decreased in 2001, as compared to 2000, as a result of reserving funds for tenant improvements and leasing commissions for the Reciprocal Group tenant.

  The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture

                                                                                      Three Months Ended
                                                                                  -----------------------------
                                                                                   March 31,          March 31,
                                                                                     2001               2000
                                                                                  ----------         ----------
Revenues:
  Rental income                                                                    $ 330,250          $ 309,108
  Interest income                                                                        123              3,400
                                                                                   ---------          ---------
                                                                                     330,373            312,508
                                                                                   ---------          ---------

Expenses:
  Depreciation                                                                        90,516             89,043
  Management & leasing expenses                                                       33,639             34,972
  Other operating expenses                                                            (5,302)             6,482
                                                                                   ---------          ---------
                                                                                     118,853            130,497
                                                                                   ---------          ---------

Net income                                                                         $ 211,520          $ 182,011
                                                                                   =========          =========

Occupied percentage                                                                      100%                98%
                                                                                   =========          =========

Partnership ownership percentage                                                        57.2%              57.2%
                                                                                   =========          =========

Cash distribution to the Partnership                                               $ 166,913          $ 133,486
                                                                                   =========          =========

Net income allocated to the Partnership                                            $ 121,014          $ 104,132
                                                                                   =========          =========

Rental income increased in 2001, as compared to 2000, due to an increase in occupancy.

Other operating expenses decreased in 2001, as compared to 2000, due to differences in the adjustment for prior year common area maintenance billing to tenants. Tenants are billed an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions were higher in 2001, as compared to 2000, primarily due to funding tenant improvements of approximately $29,000 during the first quarter of 2000.

                          PART II - OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND III, L.P.
                                   (Registrant)
Dated: May 11, 2001      By:       /s/Leo F. Wells, III
                                   --------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President
                                   and Chief Financial
                                   Officer of Wells Capital, Inc.