Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND III L P
filed 2001-08-10
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 2001            or
                               ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                           0-18407
                       ---------------------------------------------------------

                       WELLS REAL ESTATE FUND III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       Georgia                                    58-1800833
------------------------------------------------------   ----------------------
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                   Identification No.)

6200 The Corners Parkway, Suite 250  Norcross, Georgia            30092
------------------------------------------------------   ----------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
------------------------------------------------------   ----------------------

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

                                   Form 10-Q

                       Wells Real Estate Fund III, L.P.

                                     INDEX


                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 2001 and December 31, 2000                         3

         Statements of Income for the Three Months and Six Months
            Ended June 30, 2001 and 2000                                              4

         Statement of Partner's Capital for the Six Months Ended June 30, 2001
            and the Year Ended December 31, 2000                                      5

         Statements of Cash Flows for the Six Months Ended June 30, 2001
            and 2000                                                                  6

         Condensed Notes to Financial Statements                                      7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                             9

PART II. OTHER INFORMATION                                                           11

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS



                                                               June 30,    December 31,
                                                                 2001          2000
                                                             -----------   ------------
ASSETS:
 Real estate, at cost:
   Land                                                      $   576,350   $   576,350
 Building and improvements, less accumulated depreciation
   of $1,360,332 at June 30, 2001 and $1,267,475 at
   December 31, 2000                                           2,361,219     2,429,457
                                                             -----------   -----------
       Total real estate assets                                2,937,569     3,005,807
                                                             -----------   -----------
 Cash and cash equivalents                                       385,547       409,476
 Investment in joint ventures (Note 2)                        10,774,250    10,862,926
 Due from affiliates                                             326,277       231,630
 Accounts receivable                                               9,016         5,313
 Prepaid expenses and other assets                                22,876        16,948
                                                             -----------   -----------
       Total assets                                          $14,455,535   $14,532,100
                                                             ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                          $    21,165   $    13,169
   Partnership distributions payable                             300,233         6,769
                                                             -----------   -----------
       Total liabilities                                         321,398        19,938
                                                             -----------   -----------

Partners' capital:
 Limited partners:
   Class A - 19,635,965 units outstanding                     14,134,137    14,512,162
   Class B - 2,544,540 units outstanding                               0             0
                                                             -----------   -----------
       Total partners' capital                                14,134,137    14,512,162
                                                             -----------   -----------
       Total liabilities and partners' capital               $14,455,535   $14,532,100
                                                             ===========   ===========



           See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                                        Three Months Ended    Six Months Ended
                                                                       -------------------  --------------------
                                                                        June 30,  June 30,   June 30,  June 30,
                                                                         2001      2000       2001      2000
                                                                       ---------  --------  --------- ---------
Revenues:
   Rental income                                                       $ 56,764  $148,098   $174,419  $284,406
   Equity in earnings of joint ventures (Note 2)                        173,334    45,960    329,624   188,103
   Interest income                                                           30        30      2,469        78
                                                                       --------  --------   --------  --------
                                                                        230,128   194,088    506,512   472,587
                                                                       --------  --------   --------  --------
Expenses:
   Operating costs-rental properties, net of
     tenant reimbursements                                               54,453    32,332    103,664    67,883
   Depreciation                                                          47,799    42,763     92,857    85,526
   Partnership administration                                            23,632    20,538     33,441    31,162
   Management & leasing fees                                              7,294    21,813     22,098    38,472
   Legal & accounting                                                     2,665     2,200     13,315    14,200
   Computer costs                                                         5,507     2,226      5,507     4,093
                                                                       --------  --------   --------  --------
                                                                        141,350   121,872    270,882   241,336
                                                                       --------  --------   --------  --------
   Net income                                                          $ 88,778  $ 72,216   $235,630  $231,251
                                                                       ========  ========   ========  ========

Net income allocated to Class A Limited
   Partners                                                            $ 88,778  $ 72,216   $235,630  $231,251
                                                                       ========  ========   ========  ========

Net loss allocated to Class B Limited Partners                         $      0  $      0   $      0  $      0
                                                                       ========  ========   ========  ========

Net income per Class A Limited Partner Unit                            $   0.01  $   0.00   $   0.01  $   0.01
                                                                       ========  ========   ========  ========

Net loss per Class B Limited Partner Unit                              $      0  $      0   $      0  $      0
                                                                       ========  ========   ========  ========

Cash distribution per Class A Limited Partner
   Unit                                                                $   0.02  $   0.00   $   0.03  $   0.02
                                                                       ========  ========   ========  ========




            See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                    AND THE SIX MONTHS ENDED JUNE 30, 2001




                                                     Limited Partners
                                    ----------------------------------------------
                                             Class A                Class B             Total
                                    -----------------------   --------------------    Partners'
                                       Units       Amounts      Units      Amounts     Capital
                                    ----------  -----------   ---------    -------   -----------
BALANCE, December 31, 1999          19,635,965  $14,521,435   2,544,540         $0   $14,521,435

 Net income                                  0      334,287           0          0       334,287
 Partnership distributions                   0     (343,560)          0          0      (343,560)
                                    ----------  -----------   ---------    -------   -----------
BALANCE, December 31, 2000          19,635,965   14,512,162   2,544,540          0    14,512,162

 Net income                                  0      235,630           0          0       235,630
 Partnership distributions                   0     (613,655)          0          0      (613,655)
                                    ----------  -----------   ---------    -------   -----------
BALANCE, June 30, 2001              19,635,965  $14,134,137   2,544,540         $0   $14,134,137
                                    ==========  ===========   =========    =======   ===========




           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                        ---------------------
                                                                         June 30,    June 30,
                                                                           2001        2000
                                                                        ---------   ---------
Cash flows from operating activities:
   Net income                                                           $ 235,630   $ 231,251
   Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in income of joint ventures                                (329,624)   (188,103)
       Depreciation                                                        92,857      85,526
       Changes in assets and liabilities:
       Accounts receivable                                                 (3,703)     13,352
       Prepaids and other assets                                           (5,928)     (2,404)
       Accounts payable                                                     7,996      16,795
       Due from affiliates                                                  3,216           0
                                                                        ---------   ---------
         Total adjustments                                               (235,186)    (74,834)
                                                                        ---------   ---------
                                                                              444     156,417
                                                                        ---------   ---------

Cash flow from investing activities:
   Investment in real estate                                              (24,619)          0
   Investment in joint ventures                                          (241,543)          0
   Distributions received from joint ventures                             561,980     614,520
                                                                        ---------   ---------
         Net cash provided by investing activities                        295,818     614,520
                                                                        ---------   ---------
Cash flow from financing activities:
   Partnership distribution paid                                         (320,191)   (772,166)
                                                                        ---------   ---------
Net decrease in cash and cash equivalents                                 (23,929)     (1,229)

Cash and cash equivalents, beginning of year                              409,476     128,536
                                                                        ---------   ---------
Cash and cash equivalents, end of period                                $ 385,547   $ 127,307
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

   The Partnership owns interests in properties directly and through ownership in the following joint ventures with other Wells Real Estate Funds: (i) Fund II and Fund III Associates, a joint venture between the Partnership and Wells Real Estate Fund II-Fund II-OW Joint Venture (the "Fund II - III Joint Venture"), (ii) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund II-III-VI-VII Joint Venture"), and (iii) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund III -Fund IV Joint Venture").

   As of June 30, 2001, the Partnership owned interests in the following properties directly and through the foregoing joint ventures: (i) Greenville Center, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium ("Boeing"), an office building in Houston, Texas, owned by Fund II - Fund III Joint Venture, (iii) the Brookwood Grill, a restaurant located in Roswell, Georgia, owned by Fund II - Fund III Joint Venture, (iv) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - Fund IV Joint Venture, (v) the Reciprocal Group Building located in Richmond, Virginia, owned by Fund III - Fund IV Joint Venture, and
   (vi) the Holcomb Bridge Property, an office/retail center in Roswell, Georgia, owned by Fund II, III, VI and VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

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

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                 Partnership's Share of
                                  Total Revenues             Net Income                Net Income
                             -----------------------   ----------------------    ----------------------
                                Three Months Ended       Three Months Ended        Three Months Ended
                             -----------------------   ----------------------    ----------------------
                               June 30,     June 30,    June 30,     June 30,     June 30,     June 30,
                                2001         2000        2001        2000          2001         2000
                             ----------   ----------   --------    ---------     --------     --------
Fund II - Fund III
 Boeing                      $  368,822   $  366,176   $(43,965)   $ (68,983)    $(17,015)    $(26,696)
Fund II - Fund III
 Brookwood                       56,298       56,238     37,343       36,175       14,060       13,620
Fund II-III-IV-VII Joint
 Venture                        205,914      222,699     62,363       68,199        5,651        6,180
Fund III - Fund IV
 Joint Venture                  478,462      320,100    298,257       92,387      170,638       52,856
                             ----------   ----------   --------    ---------     --------     --------
                             $1,109,496   $  965,213   $353,998    $ 127,778     $173,334     $ 45,960
                             ==========   ==========   ========    =========     ========     ========


                                                                                 Partnership's Share of
                                  Total Revenues             Net Income                Net Income
                             -----------------------   ----------------------    ----------------------
                                 Six Months Ended         Six Months Ended          Six Months Ended
                             -----------------------   ----------------------    ----------------------
                               June 30,     June 30,    June 30,     June 30,     June 30,     June 30,
                                2001         2000        2001        2000          2001         2000
                             ----------   ----------   --------    ---------     --------     --------
Fund II - Fund III
 Boeing                      $  740,459   $  733,712   $(38,460)   $(113,619)    $(14,884)    $(43,970)
Fund II - Fund III
 Brookwood                      112,535      112,425     73,088       62,063       27,518       23,367
Fund II-III-IV-VII Joint
 Venture                        416,291      444,856     91,170      138,422        8,262       12,543
Fund III - Fund IV
 Joint Venture                  905,224      764,464    539,625      342,872      308,728      196,163
                             ----------   ----------   --------    ---------     --------     --------
                             $2,174,509   $2,055,457   $665,423    $ 429,738     $329,624     $188,103
                             ==========   ==========   ========    =========     ========     ========

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the quarters ended June 30, 2001 and June 30, 2000, respectively. Audited financial statements of this property is included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:


                                                                                 Partnership's Share of
                                  Total Revenues             Net Income                Net Income
                             -----------------------   ----------------------    ----------------------
                               Three Months Ended        Three Months Ended        Three Months Ended
                             -----------------------   ----------------------    ----------------------
                               June 30,     June 30,    June 30,     June 30,     June 30,     June 30,
                                2001         2000        2001        2000          2001         2000
                             ----------   ----------   --------    ---------     --------     --------
Boeing at the Atrium          $368,822     $366,176    $(43,965)   $ (68,983)    $(17,015)    $(26,696)
                              ========     ========    ========    =========     ========     ========


                                                                                 Partnership's Share of
                                  Total Revenues             Net Income                Net Income
                             -----------------------   ----------------------    ----------------------
                                 Six Months Ended         Six Months Ended          Six Months Ended
                             -----------------------   ----------------------    ----------------------
                               June 30,     June 30,    June 30,     June 30,     June 30,     June 30,
                                2001         2000        2001        2000          2001         2000
                             ----------   ----------   --------    ---------     --------     --------
Boeing at the Atrium          $740,459    $733,712     $(38,460)   $(113,619)    $(14,884)    $(43,970)
                              ========    ========     ========    =========     ========     ========




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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001, the properties owned by the Partnership were 86.2% occupied as compared to 82.7% as of June 30, 2000. Occupancy increased due to the leasing of the Reciprocal Group Building in 2001.

   Gross revenues of the Partnership were $506,512 for the six months June 30, 2001, as compared to $472,587 for the six months ended June 30, 2000. The increase in gross revenues is primarily due to decreased rental income from Greenville Center, resulting from IBM's lease expiring February 28, 2001, offset by an increase in equity in income of joint ventures, resulting from leasing te Recoprocal Group Building in 2001 and the increase in Common Area Maintenance reimbursements in 2001 at Boeing. Expenses of the Partnership increased to $270,882 for the six months ended June 30, 2001, from $241,336 for the six months ended June 30, 2000. The increase in expenses is primarily due to increased operating costs at Greenville Center and increased depreciation, resulting from roof repairs, additional advertising and other repair expenses to prepare the property for increased occupancy, offset by decreased management fee and leasing commissions. As a result, net income increased to $235,630 from $231,251 for the six months ended June 30, 2001 and 2000, respectively.

   Net cash provided by operating activities decreased from $156,417 in 2000 to $444 in 2001, due to decreased income from Greenville Center. Cash flows provided by investing activities and used in financing activities decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, as a result of investing in tenant improvements for the Reciprocal Group Building and reserving operating cash flows to fund such future improvements. Since the Partnership reserved distributions for second, third, and fourth quarters of 2000, cash and cash equivalents increased in 2001 over 2000.

   The Partnership declared cash distributions to the Limited Partners holding Class A Units of $.03 per Class A Unit for the six months ended June 30, 2001, as compared to distributions of $.02 per Class A Unit for the six months ended June 30, 2000. There were no cash distributions to the Limited Partners holding Class A Units for the second quarter of 2000. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the six months ended June 30, 2001 and 2000. Substantially all cash generated from the operations of properties owned by the Partnership was reserved in 2000 to fund the required tenant improvements and refurbishments at the Reciprocal Group Building.

   The Partnership's distributions paid and payable through the second quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

   General Electric elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $1,275,000. These costs have been funded out of cash from operations of the Partnership and Wells Fund IV, which caused a substantial reduction in distributions payable to Limited Partners in the year 2000. As of June 30, 2001, the Partnership has funded $575,290 and has reserved $268,363 for the remaining buildout.

                          PART II - OTHER INFORMATION

Item 6(b.)  No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WELLS REAL ESTATE FUND III, L.P.
                              (Registrant)

Dated:  August 10, 2001   By: /s/ Leo F. Wells, III
                              -----------------------------------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President and
                              Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.