Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND III L P
filed 2001-11-14
CIK 838856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2001              or
                               --------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _____________________

Commission file number                          0-18407
                       ---------------------------------------------------------

                       WELLS REAL ESTATE FUND III, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                        58-1800833
---------------------------------------     ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

6200 The Corners Parkway, Suite 250 Norcross, Georgia           30092
-----------------------------------------------------  ------------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
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

         Yes     X        No
              -------         ------

                                   Form 10-Q

                       WELLS REAL ESTATE FUND III, L.P.

                        (A Georgia Limited Partnership)

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.       FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Balance Sheets - September 30, 2001 and December 31, 2000                              3

              Statements of Income for the Three Months and Nine Months
                 Ended September 30, 2001 and 2000                                                   4

              Statements of Partners' Capital for the Nine Months Ended September 30, 2001
                 and the Year Ended December 31, 2000                                                5

              Statements of Cash Flows for the Nine Months Ended September 30, 2001
                 and 2000                                                                            6

              Condensed Notes to Financial Statements                                                7

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          9

PART II.      OTHER INFORMATION                                                                     12

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                                                                                  September 30,       December 31,
                                                                                       2001              2000
                                                                                  -------------     --------------
ASSETS:
    Real estate, at cost:
       Land                                                                       $     576,350     $      576,350
    Building and improvements, less accumulated depreciation
       of $1,404,717 at September 30, 2001 and $1,267,475 at
       December 31, 2000                                                              2,316,834          2,429,457
                                                                                  -------------     --------------
                 Total real estate assets, net                                        2,893,184          3,005,807

    Cash and cash equivalents                                                           118,613            409,476
    Investment in joint ventures (Note 2)                                            10,844,085         10,862,926
    Due from affiliates                                                                 317,431            231,630
    Accounts receivable                                                                  12,358              5,313
    Prepaid expenses and other assets                                                    29,443             16,948
                                                                                  -------------     --------------
                 Total assets                                                     $  14,215,114     $   14,532,100
                                                                                  =============     ==============
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                           $       5,287     $       13,169
       Partnership distributions payable                                                300,021              6,769
                                                                                  -------------     --------------
                 Total liabilities                                                      305,308             19,938
                                                                                  -------------     --------------
    Partners' capital:
       Limited partners:
           Class A - 19,635,965 units outstanding                                    13,909,806         14,512,162
           Class B - 2,544,540 units outstanding                                              0                  0
                                                                                  -------------     --------------
                 Total partners' capital                                             13,909,806         14,512,162
                                                                                  -------------     --------------
                 Total liabilities and partners' capital                          $  14,215,114     $   14,532,100
                                                                                  =============     ==============


            See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                            Three Months Ended                Nine Months Ended
                                                     -----------------------------------------------------------------
                                                     September 30,    September 30,    September 30,     September 30,
                                                          2001            2000              2001             2000
                                                     -----------------------------------------------------------------
Revenues:
     Rental income                                    $   48,744       $  145,683       $  223,164        $  430,089
     Equity in earnings of joint ventures
       (Note 2)                                          126,470           50,067          456,095           238,171
     Interest income                                       6,107            6,006            8,574             6,083
                                                     -----------------------------------------------------------------
                                                         181,321          201,756          687,833           674,343
                                                     -----------------------------------------------------------------
Expenses:
     Operating costs-rental properties, net
       of tenant reimbursements                           42,365           51,722          146,029           119,605
     Depreciation                                         44,384           42,763          137,242           128,289
     Partnership administration                           14,417           10,436           47,858            41,597
     Management and leasing fees                           5,511           19,234           27,608            57,706
     Legal and accounting                                  1,475              500           14,790            14,700
     Computer costs                                        2,997            1,153            8,504             5,247
                                                     -----------------------------------------------------------------
                                                         111,149          125,808          382,031           367,144
                                                     -----------------------------------------------------------------
     Net income                                       $   70,172       $   75,948       $  305,802        $  307,199
                                                     =================================================================

Net income allocated to Class A Limited
     Partners                                         $   70,172       $   75,948       $  305,802        $  307,199
                                                     =================================================================

Net loss allocated to Class B Limited
     Partners                                         $        0       $        0       $        0        $        0
                                                     =================================================================

Net income per Class A Limited Partner
     Unit                                             $     0.00       $     0.00       $     0.02        $     0.02
                                                     =================================================================

Cash distribution per Class A Limited
     Partner Unit                                     $     0.02       $     0.00       $     0.05        $     0.02
                                                     =================================================================

            See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                     Limited Partners
                                    --------------------------------------------------
                                            Class A                     Class B              Total
                                    ------------------------    ----------------------     Partners'
                                       Units       Amounts        Units       Amounts       Capital
                                    ----------   -----------    ---------   ----------    -----------
    BALANCE, December 31, 1999      19,635,965   $14,521,435    2,544,540   $        0    $14,521,435

      Net income                             0       334,287            0            0        334,287
      Partnership distributions              0      (343,560)           0            0       (343,560)
                                    ----------   -----------    ---------   ----------    -----------
    BALANCE, December 31, 2000      19,635,965    14,512,162    2,544,540            0     14,512,162

      Net income                             0       305,802            0            0        305,802
      Partnership distributions              0      (908,158)           0            0       (908,158)
                                    ----------   -----------    ---------   ----------    -----------
    BALANCE, September 30, 2001     19,635,965   $13,909,806    2,544,540   $        0    $13,909,806
                                    ==========   ===========    =========   ==========    ===========

            See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                         -------------------------------------
                                                                           September 30,         September 30,
                                                                                2001                 2000
                                                                         ---------------      ----------------
Cash flow from operating activities:
  Net income                                                               $     305,802         $     307,199
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
         Equity in income of joint ventures                                     (456,095)             (238,171)
         Depreciation                                                            137,242               128,289
         Changes in assets and liabilities:
         Accounts receivable                                                      (7,045)                4,059
         Prepaids and other assets                                               (12,495)                1,783
         Accounts payable                                                         (7,882)               (4,321)
         Due from affiliates                                                       3,216                     0
                                                                         ---------------      ----------------
              Total adjustments                                                 (343,059)             (108,361)
                                                                         ---------------      ----------------
              Net cash (used in) provided by operating activities                (37,257)              198,838
                                                                         ---------------      ----------------
Cash flow from investing activities:

  Investment in real estate                                                      (24,619)              (23,591)
  Investment in joint ventures                                                  (502,340)             (135,166)
  Distributions received from joint ventures                                     888,259               844,343
                                                                         ---------------      ----------------
              Net cash provided by investing activities                          361,300               685,586
                                                                         ---------------      ----------------
Cash flow from financing activities:
 Partnership distribution paid                                                  (614,906)             (772,166)
                                                                         ---------------      ----------------

Net (decrease) increase in cash and cash equivalents                            (290,863)              112,258

Cash and cash equivalents, beginning of year                                     409,476               128,536
                                                                         ---------------      ----------------
Cash and cash equivalents, end of period                                   $     118,613         $     240,794
                                                                         ===============      ================

            See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND III, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund III, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, serving as General Partners. The Partnership was formed on July 31, 1988, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

     On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on October 23, 1990, and received gross proceeds of $22,206,319 representing subscriptions from 2,700 Limited Partners, comprised of two classes of limited partnership interests, Class A and Class B limited partnership units.

     The Partnership owns interests in properties directly and through ownership in the following joint ventures with other Wells Real Estate Funds: (i) Fund II and Fund III Associates, a joint venture between the Partnership and Fund II-Fund IIOW Joint Venture ("Fund II - III Joint Venture"), (ii) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II-Fund IIOW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II-III-VI-VII Joint Venture"), and (iii) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. ("Fund III - IV Joint Venture"). Fund II-Fund IIOW Joint Venture is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund IIOW.

     As of September 30, 2001, the Partnership owned interests in the following properties directly and through interests in the foregoing joint ventures:
     (i) Greenville Center, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by Fund II - III Joint Venture, (iii) Brookwood Grill, a restaurant located in Roswell, Georgia, owned by Fund II - III Joint Venture, (iv) Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by Fund III - IV Joint Venture, (v) Reciprocal Group Building located in Richmond, Virginia, owned by Fund III - IV Joint Venture, and (vi) the Holcomb Bridge Road Property, an office/retail center in Roswell, Georgia, owned by Fund II-III-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

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

     SUMMARY OF OPERATIONS

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                               Partnership's Share of Net
                                       Total Revenues               Net (Loss) Income                 (Loss) Income
                                ----------------------------   ----------------------------   ------------------------------
                                     Three Months Ended              Three Months Ended              Three Months Ended
                                ----------------------------   ----------------------------   ------------------------------
                                September 30,  September 30,   September 30,  September 30,   September 30,    September 30,
                                    2001           2000            2001           2000           2001              2000
                                ------------   -------------   -------------  -------------   ------------    -------------
     Fund II - III Boeing       $    368,814   $     367,536   $     (88,199) $    (125,292)  $    (34,133)   $     (40,633)
     Fund II - III Brookwood          79,533          68,855          35,744         47,063         13,458           17,719
     Fund II-III-VI-VII Joint
       Venture                       215,407         214,052          84,664         52,629          7,672            4,769
     Fund III - IV Joint
       Venture                       479,025         320,912         243,784        119,227        139,473           68,212
                                ------------   -------------   -------------  -------------   ------------    -------------
                                $  1,142,779   $     971,355   $     275,993  $      93,627   $    126,470    $      50,067
                                ============   =============   =============  =============   ============    =============

                                                                                               Partnership's Share of Net
                                       Total Revenues                Net (Loss) Income                 (Loss) Income
                                ----------------------------   ----------------------------   ------------------------------
                                     Nine Months Ended               Nine Months Ended               Nine Months Ended
                                ----------------------------   ----------------------------   ------------------------------
                                September 30,  September 30,   September 30,  September 30,   September 30,    September 30,
                                    2001           2000            2001           2000           2001              2000
                                ------------   -------------   -------------  -------------   ------------    -------------
     Fund II - III Boeing       $  1,109,273   $   1,101,248   $    (126,659) $    (238,911)  $    (49,017)   $     (84,604)
     Fund II - III Brookwood         214,013         214,599         108,832        109,126         40,975           41,086
     Fund II-III-VI-VII Joint
       Venture                       631,698         658,907         175,834        191,051         15,935           17,314
     Fund III - IV Joint
       Venture                     1,384,249       1,085,376         783,410        462,099        448,202          264,375
                                ------------   -------------   -------------  -------------   ------------    -------------
                                $  3,339,233   $   3,060,130   $     941,417  $     523,365   $    456,095    $     238,171
                                ============   =============   =============  =============   ============    =============

     SUMMARY OF OPERATIONS

     The following information summarizes the operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the three months and nine months ended September 30, 2001 and September 30, 2000, respectively. Audited financial statements of this property are included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                                Partnership's Share of Net
                                       Total Revenues                    Net Loss                          Loss
                                -------------------------------------------------------------------------------------------
                                     Three Months Ended              Three Months Ended              Three Months Ended
                                -------------------------------------------------------------------------------------------
                                September 30,  September 30,   September 30,  September 30,   September 30,    September 30,
                                    2001           2000            2001           2000           2001              2000
                                -------------------------------------------------------------------------------------------
     Boeing at the
      Atrium                    $    368,814   $     367,536   $     (88,199) $    (125,292)  $    (34,133)   $     (40,633)
                                ===========================================================================================

                                                                                                Partnership's Share of Net
                                       Total Revenues                    Net Loss                          Loss
                                -------------------------------------------------------------------------------------------
                                      Nine Months Ended              Nine Months Ended              Three Months Ended
                                -------------------------------------------------------------------------------------------
                                September 30,  September 30,   September 30,  September 30,   September 30,    September 30,
                                    2001           2000            2001           2000           2001              2000
                                -------------------------------------------------------------------------------------------
     Boeing at the
      Atrium                    $  1,109,273   $   1,101,248   $    (126,659) $    (238,911)  $    (49,017)   $     (84,604)
                                ===========================================================================================

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2001, the properties owned by the Partnership were 86.2% occupied as compared to 82.5% as of September 30, 2000. Occupancy increased due to leasing of the Reciprocal Group Building in 2001.

     Gross revenues of the Partnership were $687,833 for the nine months ended September 30, 2001, as compared to $674,343 for the nine months ended September 30, 2000. The increase in gross revenues is primarily due to an increase in equity in income of joint ventures resulting from leasing the Reciprocal Group Building in 2001, decreased depreciation and the increase in common area maintenance reimbursements billed in 2001 to the tenant at Boeing at the Atrium and decreased depreciation at the Holcomb Bridge Road property, offset by decreased rent and bad debt at the

     Holcomb Bridge Road property and decreased rental income from Greenville Center, resulting from IBM's (anchor tenant) lease expiring February 28, 2001. The management team is currently working on leasing this space. In contrast, the net income from Fund II-III-VI-VII Joint Venture increased for the three months ended September 30, 2001, as compared to the same period in 2000 due to decreased depreciation. Expenses of the Partnership decreased to $111,149 for the three months ended September 30, 2001, from $125,808 for the three months ended September 30, 2000, primarily due to decreased operating costs, management and leasing expenses as a result of IBM's lease expiring. Expenses of the Partnership increased to $382,031 for the nine months ended September 30, 2001, from $367,144 for the nine months ended September 30, 2000. The increase in expenses is primarily due to increased depreciation and operating costs at Greenville Center, resulting from roof repairs, additional advertising and other repair expenses to prepare the property for increased occupancy, offset by decreased management fee and leasing commissions. As a result, net income decreased to $305,802 from $307,199 for the nine months ended September 30, 2001 and 2000, respectively.

     Net cash provided by (used in) operating activities decreased from $198,838 in 2000 to $(37,257) in 2001, due to decreased rental income at Greenville Center resulting from the IBM lease expiration February 28, 2001. Cash flows provided by investing activities and used in financing activities decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, as a result of investing in tenant improvements for the Reciprocal Group Building and reserving operating cash flows to fund such future improvements. The Partnership reserved distributions for the second, third, and fourth quarters of 2000. Since, the Partnership paid distributions in the first and second quarters of 2001 and funded tenant improvements at the Reciprocal Group Building, cash and cash equivalents decreased in 2001 from 2000.

     The Partnership declared cash distributions to the Limited Partners holding Class A Units of $0.05 per Class A Unit for the nine months ended September 30, 2001, as compared to distributions of $0.02 per Class A Unit for the nine months ended September 30, 2000. There were no cash distributions to the Limited Partners holding Class A Units for the second and third quarters of 2000. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the nine months ended September 30, 2001 and 2000. Substantially all cash generated from the operations of properties owned by the Partnership was reserved in 2000 to fund the required tenant improvements and refurbishments at the Reciprocal Group Building.

     The Partnership's distributions payable through the third quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     General Electric elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. The total cost of refurbishments, tenant improvements and building maintenance is $1,407,002. These costs have been funded out of cash from operations of the Partnership and Wells Real Estate Fund IV, L.P., which caused a substantial reduction in distributions paid to the Partnership from Fund III-IV Joint Venture and, consequently, distributions payable from the Partnership to the Limited Partners in the year 2000. The Partnership has funded $836,087 of these reimbursements.

     The Partnership previously made the decision to begin the process of selling its properties. As the properties are sold, net sales proceeds will be distributed to limited partners in accordance with the Partnership Agreement. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment losses have been recorded. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales. Upon finalizing negotiations with purchasers, management will reclassify the real estate assets of such properties as "Held for Sale" and, pursuant to FAS No. 121, discontinue depreciation at that point. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

                          PART II - OTHER INFORMATION

Item 6(b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WELLS REAL ESTATE FUND III, L.P.
                                   (Registrant)
Dated: November 9, 2001      By:   /s/ Leo F. Wells, III
                                   -------------------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President and
                                   Chief Financial Officer of Wells Capital,
                                   Inc., the General Partner of Wells
                                   Partners, L.P.