Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND III L P
filed 2002-03-28
CIK 838856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 2001 or
                                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to ____________

Commission file number 0-18407
                       -------------------------------------

                        WELLS REAL ESTATE FUND III, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                                                  58-1800833
--------------------------------------------------------------   ---------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia                           30092
------------------------------------------------------           ---------------------------------------
       (Address of principal executive offices)                               (Zip code)

Registrant's telephone number, including area code                            (770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:      ---------------------------------------

               Title of each class                                 Name of exchange on which registered
--------------------------------------------------------------    --------------------------------------
                      NONE                                                       NONE
--------------------------------------------------------------    --------------------------------------

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

Yes  X     No ____
    ---

Aggregate market value of the voting stock held by non-affiliates: Not
                                                                   ---
Applicable
----------

                                     PART I

ITEM 1. BUSINESS

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

On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990, at which time the Partnership had raised $22,206,310 of capital through investors who were admitted to the Partnership as Limited Partners. From the original funds raised, the Partnership has invested a total of $17,983,843 in properties, paid $1,554,442 in acquisition and advisory fees, paid $2,664,668 in selling commissions and organization and offering expenses and is maintaining a working capital reserve of $3,357. In 1990, the Partnership repurchased 6,128 limited partners units and, in 1991, the Partnership repurchased 19,677 units.

The Partnership owns interests in properties directly and through equity ownership in the following joint ventures: (i) the Fund II - Fund III Joint Venture, a joint venture between the Partnership and the Fund II Fund II-OW, (the "Fund II-III Joint Venture") (ii) the Fund II, III, VI and VII Joint Venture, a joint venture among the Fund II-III Joint Venture, Wells Real Estate Fund VI, L.P, ("Wells Fund VI") and Wells Real Estate Fund VII, L.P. ("Wells Fund VII") (the "Fund II-III-VI-VII Joint Venture") and (iii) the Fund III - Fund IV Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P ("Wells Fund IV") (the "Fund III- IV Joint Venture").

As of December 31, 2001, the Partnership owned interests in the following properties directly and through interests in the foregoing joint ventures: (i) Greenville Center, an office building in Greenville, North Carolina, owned by the Partnership, (ii) Boeing at the Atrium, an office building in Houston, Texas, owned by the Fund II - III Joint Venture, (iii) Brookwood Grill, a restaurant located in Roswell, Georgia, owned by the Fund II - III Joint Venture, (iv) Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, owned by the Fund III - IV Joint Venture, (v) Reciprocal Group Building, an office building, located in Richmond, Virginia, owned by the Fund III - IV Joint Venture, and (vi) the Holcomb Bridge Road Property, an office/retail center in Roswell, Georgia, owned by the the Fund II-III-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partner and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

Insurance

Wells Management Company, Inc., an affiliate of the General Partner, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns six properties directly or through its ownership in joint ventures, of which three are office buildings, one is a restaurant, one is a retail shopping center and one a is an office retail center. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. As of December 31, 2001, these properties were 86.7% occupied, as compared to 81.5% at December 31, 2000 and 93.7% at December 31, 1999.

The following table shows lease expirations during each of the next ten years for all leases at properties in which the Partnership held an interest either directly or through investments in joint ventures as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                    Partnership                 Percentage
                                                     Share of      Percentage    of Total
 Year of     Number of                 Annualized   Annualized      Total of    Annualized
  Lease       Leases     Square Feet   Gross Base   Gross Base    Square Feet   Gross Base
Expiration   Expiring     Expiring      Rent (1)     Rent (1)      Expiring       Rent
------------------------------------------------------------------------------------------
  2002(2)       18         167,587     $2,413,889    $  877,170       51.29%       56.04%
  2003           4          11,234        165,868        94,896        3.44         3.85
  2004           7          15,883        251,767       111,959        4.86         5.84
  2005           4           8,059        127,310        72,836        2.47         2.96
  2006           3          11,896        246,266        22,317        3.64         5.72
  2008           1           5,124         89,670        51,302        1.57         2.08
  2009(3)        1          43,000        520,300       297,671       13.16        12.08
  2011(4)        1          63,986        492,692       281,877       19.57        11.43
------------------------------------------------------------------------------------------
                39         326,769     $4,307,762    $1,810,028      100.00%      100.00%

     (1)  Average monthly gross rent over the life of the lease, annualized.
     (2)  Expiration of Boeing lease (119,040 square feet).
     (3)  Expiration of Reciprocal Group (43,000 square feet).
     (4) Expiration of Kroger (63,986 square feet) at Stockbridge Village Shopping Center.

The properties in which the Partnership owned an interest as of December 31, 2001 are described below:

     Greenville Center

     On June 30, 1990, the Partnership acquired a 2.34 acre tract of land located in Greenville, North Carolina (the "Greenville Center") for a purchase price of $576,350, including acquisition expenses, for the purpose of developing, constructing and operating a two-story office building containing approximately 34,300 rentable square feet. As of December 31, 2001, the Partnership had expended approximately $3,778,000 for the acquisition, development and construction of Greenville Center.

     At year end, Greenville Center had an occupancy rate of 34% in 2001, 77% in 2000, 76% in 1999, and 92% in 1998 and 1997. The average effective annual rental rate per square foot at Greenville Center was $7.78 for 2001, $16.79 for 2000, $16.18 for 1999, $16.41 for 1998 and $16.66 for 1997.

     In April of 1991, the Partnership entered into a net lease with IBM for a portion of the first floor and the entire second floor of Greenville Center representing approximately 23,300 rentable square feet or approximately 67% of Greenville Center. The initial term of the IBM lease was nine years and ten months. IBM's lease expired on February 28, 2001. IBM chose not to exercise its option to renew the lease or purchase the building. Management has hired an outside firm to find one or more replacement tenants. Currently no single tenant occupies ten percent or more of the remaining rentable square footage.

     Boeing at the Atrium

     On April 3, 1989, the Partnership formed the Fund II-III Joint Venture with an existing joint venture, Fund II-IIOW Joint Venture. Wells Fund II and Wells Fund II-OW are public limited partnerships affiliated with the Partnership through common general partners.

     In April 1989, the Fund II-III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the city of Nassau Bay, Harris County, Texas, known as "Boeing at the Atrium".

     On March 3, 1997, a lease was signed with The Boeing Company for the entire building. The lease was for a period of five years with an option to renew for an additional five year term. The rental rate was $12.25 per square foot for the first three years of the lease term and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term would be based upon the then current market rates.

     The Fund II-III Joint Venture is in the process of negotiating a lease for the space that is currently occupied by Boeing. Tentatively, the lease currently being negotiated will commence on September 1, 2002 for a term of 66 months with an option to renew for two additional five year terms. The rental rate would be $15.75 per square foot for the initial term of the lease. The rates for the two optional five year terms would be determined based on the then current market rates. The tenant would have the option to cancel the lease, without cause, at the end of the first three year period, provided it gives nine months notice.

     As of December 31, 2001, the Fund II-IIOW Joint Venture and the Partnership had made total capital contributions to the Fund II-III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of Boeing at the Atrium. As of December 31, 2001, the Fund II-IIOW Joint Venture holds an equity interest of approximately 61%, and the Partnership holds an equity interest of approximately 39%.

     The occupancy rate for Boeing at the Atrium was 100% as of December 31, 2001, 2000, 1999, 1998 and 1997. The average effective rental rate per square foot was $12.35 for 2001, 2000, 1999 and 1998, and $7.77 for 1997,
     the first year of occupancy.

     Brookwood Grill

     On January 31, 1990, the Fund II-IIOW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") for $1,848,561, including acquisition expenses.

     On September 20, 1991, the Fund II-IIOW Joint Venture contributed approximately 1.5 acres of the Holcomb Bridge Road Property ("Brookwood Grill"), along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II-III Joint Venture. As of September 20, 1991, the Fund II- IIOW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of Brookwood Grill.

     As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc., the sole tenant, for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, is similar in concept to Houston's, Ruby Tuesday, and Friday's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year renewal options. In January 2001, the tenant renewed a ten-year lease with a base rental of $286,983 per year for years one through five, and $330,030 per year for years six through ten. The Fund II-III Joint Venture has expended an aggregate amount of approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay additional rent in an amount equal to a 12% per annum return on all amounts expended for such improvements.

     The occupancy rate for Brookwood Grill, was 100% as of December 31, 2001, 2000, 1999, 1998 and 1997. The average effective rental rate per square foot at Brookwood Grill is $31.56 for 2001, $30.22 for 2000 and 1999, $30.26 for 1998 and 1997.

     As of December 31, 2001, the Fund II-IIOW Joint Venture and the Partnership had made total contributions to the Fund II- III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of Brookwood Grill. The Fund II-IIOW Joint Venture holds an approximately 62% equity interest in Brookwood Grill, and the Partnership holds an approximately 38% equity interest in the project.

     On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Road Property was contributed by Fund II-III Joint Venture to a new joint venture, Fund II-III-VI and VII Associates, which is described in the following section.

     Holcomb Bridge Property

     On January 10, 1995, the Fund II-III Joint Venture, Wells Fund VI and Wells Fund VII entered into the joint venture known as Fund II, III, VI and VII Associates ("Fund II-III-VI-VII Joint Venture").

     In January 1995, the Fund II-III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") including land improvements for the development and construction of two buildings with a total of 49,534 square feet. Fourteen tenants occupied the Holcomb Bridge Property as of December 31, 2001. At year end, the Holcomb Bridge Property had an occupancy rate of 89% in 2001, 92% in 2000, 100% in 1999, 94% in 1998 and
     1997. The average effective annual rental rate per square foot was $17.07 for 2001, $17.55 for 2000, $19.36 for 1999, $17.63 for 1998, and $13.71 for
     1997.

     As of December 31, 2001, the Fund II-III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Property was $5,454,582, excluding land.

     Fund III - IV Joint Venture

     On March 27, 1991, the Partnership and Wells Fund IV, a public limited partnership affiliated with the Partnership through common general partners formed the Fund III-IV Joint Venture. The

     Partnership holds an approximate 57.2% equity interest in the Fund III-IV Joint Venture which owns a multi-tenant retail center and an office building. As of December 31, 2001, the Partnership had contributed $8,357,551 and Wells Fund IV had contributed $6,415,731 for total contributions of $14,773,282 to the Fund III-IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-IV Joint Venture.

     Stockbridge Village Shopping Center

     On April 4, 1991, the Fund III-IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contains approximately 112,891 square feet, of which approximately 64,097 square feet are occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet, of the property. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet are comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 2001, the Partnership had contributed a total of $4,574,247 and Wells Fund IV had contributed a total of $5,114,502 to fund the total costs of $9,688,749 related to the acquisition and development of the Stockbridge Village Shopping Center.

     The occupancy rate at year end for the Stockbridge Village Shopping Center was 100% in 2001, 100% in 2000, 95% in 1999, 100% in 1998 and 93% in 1997.
     The average effective annual rental rate per square foot was $11.82 for 2001, $11.29 for 2000, $11.23 for 1999, $10.82 for 1998 and $9.86 for 1997.

     Reciprocal Group Building

     The Reciprocal Group Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia, which was acquired by the Fund III-IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 2001, the Partnership had contributed $1,301,229 and Wells Fund IV had contributed $3,783,304 to the Fund III-IV Joint Venture for the acquisition of the Reciprocal Group Building.

     General Electric, the previous tenant, elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased 100% of this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. The total cost of refurbishments, tenant improvements and building maintenance was $1,407,002. These costs were funded out of cash from operations of the Partnership and Wells Fund IV, which caused a substantial reduction in distributions paid to the Partnership from the Fund III-IV Joint Venture and, consequently, distributions payable from the Partnership to the Limited Partners in 2000. The Partnership funded $570,914 of these improvements, which were fully funded as of December 31, 2001.

     At year end, the occupancy rate at the Reciprocal Group Building was 100% in 2001, 0% in 2000, and 100% in 1999, 1998 and 1997. The average effective annual rental rate per square foot was $12.33 for 2001, $3.07 for 2000 and $12.27 for 1999, 1998, and 1997.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds there from (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $0.74 per Class A Unit and $0.74 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David
L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,309 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 199 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

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

Net Cash From Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

                                    Per Class A   Per Class A   Per Class B
                                       Unit          Unit          Unit
Distribution for       Total Cash    Investment     Return of     Return of   General
Quarter  Ended        Distributed     Income        Capital       Capital     Partner
-------------------------------------------------------------------------------------
March, 31, 2000        $343,560        $0.01         $0.01         $0.00       $0.00
June 30, 2000                 0         0.00          0.00          0.00        0.00
September 30, 2000            0         0.00          0.00          0.00        0.00
December 31, 2000             0         0.00          0.00          0.00        0.00
March, 31, 2001         318,939         0.01          0.01          0.01        0.00
June 30, 2001           294,716         0.00          0.00          0.01        0.00
September 30, 2001      294,503         0.00          0.00          0.01        0.00
December 31, 2001             0         0.00          0.00          0.00        0.00

The cash distributions to Limited Partners holding Class A units were reserved in the last three quarters of 2000 due to the vacancy at the Reciprocal Group Building and the cost necessary to lease this property, as previously discussed. Distributions were reserved for the fourth quarter of 2001 to cover leasing commissions and tenant improvements for the anticipated new lease at Boeing at the Atrium.

ITEM 6. SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997:

                                    2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------
Total Assets                     $14,008,457   $14,532,100   $14,962,288   $15,900,936   $16,791,667
Total Revenues                       880,099       818,263     1,136,759     1,099,102       850,058
Net Income                           375,442       334,287       709,412       649,007       385,224
Net Income allocated to
General Partners                           0             0             0             0             0
Net Income allocated to
   Class A Limited Partners          375,442       334,827       674,433       608,058       385,224
Net Income allocated to
   Class B Limited Partners                0             0        34,979        40,949             0
Net Income per Class A
   Limited Partner Unit                  .02           .02           .03           .03           .02
Net Income per Class B
   Limited Partner Unit                  .00           .00           .01           .02           .00
Cash Distributions to
   Investors per Class A
    Limited Partner Unit
   Investment Income                     .02           .01           .04           .04           .04
    Return of Capital                    .03           .01           .04           .04           .00
     Return of Capital per
      Class B Limited Partner
      Units:                             .00           .00           .01           .02           .00
     Cash Distribution to
      General Partners                   .00           .00           .00           .00           .00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Results of Operations

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

Gross revenues of the Partnership were $880,099 for the year ended December 31, 2001, as compared to $818,263, and $1,136,759 for the same periods in 2000 and 1999, respectively. The increase in gross revenues during 2001 is primarily due to an increase in equity in income of joint ventures resulting from leasing the Reciprocal Group Building for all of 2001 partly offset by a decrease resulting from the expiration of IBM's lease at Greenville Center on February 28, 2001. This space remained vacant at December 31, 2001. The decrease in revenues for 2000, as compared to 1999, is due primarily to a decrease in equity in income of joint ventures, related to the vacancy at the Reciprocal Group Building resulting from expiration of G.E.'s lease on March 31, 2000. This space was released to the Reciprocal Group on October 4, 2000 with a rent commencement date of February 2001.

Expenses of the Partnership increased to $504,657 for the year ended December 31, 2001, as compared to $483,976 for the same period in 2000, due to an increase in operating expenses from administrative salaries offset by a decrease in management fees from Greenville Center. Expenses for the year ended December 31, 1999 were $427,347. The increase in 2000, as compared to 1999, is due primarily to higher operating costs resulting from a decrease of tenant reimbursements in 2000 as a result the period during 2001 in which Greenville Center was vacant. As a result, net income of the Partnership increased to $375,442 for the year ended December 31, 2001 from $334,287 for the fiscal year ended December 31, 2000, and decreased from $709,412 for the same period in 1999.

The Partnership's cash distributions to Limited Partners holding Class A Units were $0.05, $0.02 and $0.08 per unit for the fiscal years ended December 31, 2001, 2000, and 1999, respectively. Cash distributions to the Limited Partners holding Class B Units were $0.00 for both 2001 and 2000 and $0.01 for 1999. No cash distributions were made to the General Partners. Cash distributions to Limited Partners were lower in the year 2000 than in 1999 due to the fact that distributions were paid to Limited Partners for all four quarters during 1999, while distributions were reserved for three quarters in the year 2000 for the funding of required tenant improvements at the Reciprocal Group Building. Cash distributions to Limited Partners increased in 2001, as compared to 2000, since distributions were paid to Limited Partners for the first three quarters in 2001, as compared to only one quarter in the year 2000, prior to the reserving of distributions in the fourth quarter of 2001 to fund tenant improvements and leasing commissions relating to the anticipated new lease at Boeing at the Atrium.

Liquidity and Capital Resources

Since the Partnership was formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership's capital resources are anticipated to remain relatively stable over the holding period for its investments.

The Partnership's net cash provided by (used in) operating activities decreased from $292,753 in 2000 to ($44,035) due to the low occupancy of Greenville Center as described in the previous section. The decrease from $271,433 in 1999 to $292,753 in 2000 was primarily due to changes in the timing of correction and payments of accounts receivable and accounts payable respectively. Net cash provided by investing activities decreased in 2001 as compared to both 2000 and 1999 as a result of investing in tenant improvements for the Reciprocal Group Building and reserving operating cash flows in 2001 at the joint venture level in order to fund future tenant improvements for the Boeing at the Atrium Property. The Partnership reserved distributions for the second, third, and fourth quarters of 2000. The changes in net cash used in financing activities were consistent with the changes in cash flow from investing activities, as the Fund distributed proportionately what was received from the joint venture. As a result of the items noted above, cash and cash equivalents decreased in 2001 from 2000.

The Partnership's distributions payable in 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursements of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital Inc., L.P. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia, 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., the parent company of Wells Capital, Inc., and the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

Name of Individual or Number in   Capacities in which served Form of
           Group                            Compensation               Cash Compensation
-------------------------------   ----------------------------------   -----------------
Wells Management Company, Inc.    Property Manager-Management and      $184,541 (1)
                                  Leasing Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2001 but not actually paid until January, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002:

                 Name and Address of      Amount and Nature of
Title of Class   Beneficial Owner         Beneficial Ownership       Percent of Class
--------------   -------------------   ---------------------------   ----------------
Class A Units     Leo F. Wells, III    24,392.79 Units (IRA,           Less than 1%
                                       401 (k) and Profit Sharing)
Class B Units     Leo F. Wells, III    1,750.00 Units  (IRA,           Less than 1%
                                       401 (k) and Profit Sharing)

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 2001, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 2001, Wells Management Company, Inc's compensation totaled $184,541 in management and leasing fees. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2001, no real estate commissions were paid to the General Partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. The Financial Statements are contained on pages F-2 through F-33 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

2. Financial Statement Schedule III Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

3(a). The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

 (b). No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

 (c). The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 2001.

                                  7Wells Real Estate Fund III
                                  (Registrant)


                              By: /s/Leo F. Wells, III
                                  ----------------------------------------------
                                  Leo F. Wells, III
                                  Individual General Partner and as President
                                  and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

    Signature                           Title                       Date
---------------------   -------------------------------------   --------------


/s/Leo F. Wells, III    Individual General Partner,             March 25, 2001
--------------------    President  and Sole Director of Wells
Leo F. Wells, III       Capital,  Inc., the Corporate General
                        Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                        INDEX TO THE FINANCIAL STATEMENTS

                        Financial Statements                                  Page
---------------------------------------------------------------------------   -----
Independent Auditor's Report                                                   F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                   F-3

Consolidated Statements of Income for the Years Ended
   December 31, 2001, 2000 and 1999                                            F-9

Consolidated Statements of Partners' Capital for the Years Ended
   December 31, 2001, 2000 and 1999                                            F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999                                            F-6

Notes to Consolidated Financial Statements-December 31, 2001, 2000 and 1999    F-7

Audited Financial Statements - The Reciprocal Group Building                   F-27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of Wells Real Estate Fund III, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 25, 2002

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                      2001         2000
                                                                  -----------   -----------
REAL ESTATE ASSETS, AT COST:
    Land                                                          $   576,350   $   576,350
    Building and improvements, less accumulated depreciation of
       $1,434,858and $1,267,475 at December 31, 2001 and 2000,
       respectively                                                 2,286,693     2,429,457
                                                                  -----------   -----------
              Total real estate assets                              2,863,043     3,005,807

INVESTMENT IN JOINT VENTURES                                       10,655,517    10,862,922

CASH AND CASH EQUIVALENTS                                             134,766       409,476

DUE FROM AFFILIATES                                                   334,616       231,634

ACCOUNTS RECEIVABLE                                                         0         5,313

PREPAID EXPENSES AND OTHER ASSETS, net                                 20,515        16,948
                                                                  -----------   -----------
              Total assets                                        $14,008,457   $14,532,100
                                                                  ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                         $    23,492   $    13,169
    Partnership distributions payable                                   5,519         6,769
                                                                  -----------   -----------
              Total liabilities                                        29,011        19,938
                                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL:
    Limited partners:
       Class A--19,635,965 units                                   13,979,446    14,512,162
       Class B--2,544,540 units                                             0             0
                                                                  -----------   -----------
              Total partners' capital                              13,979,446    14,512,162
                                                                  -----------   -----------
              Total liabilities and partners' capital             $14,008,457   $14,532,100
                                                                  ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                     2001        2000         1999
                                                   --------   ----------   ----------
REVENUES:
    Rental income                                  $266,677   $  576,004   $  554,956
    Equity in income of joint ventures              602,145      232,205      581,745
    Interest income                                   9,042       10,054           58
    Other income                                      2,235            0            0
                                                   --------   ----------   ----------
                                                    880,099      818,263    1,136,759
                                                   --------   ----------   ----------
EXPENSES:
    Depreciation                                    167,383      171,052      164,864
    Operating costs, net of reimbursements          201,334      150,734      104,231
    Partnership administration                       64,277       55,182       53,592
    Management and leasing fees                      29,335       78,568       74,807
    Legal and accounting                             25,434       20,654       22,979
    Computer costs                                   16,894        7,786        6,874
                                                   --------   ----------   ----------
                                                    504,657      483,976      427,347
                                                   --------   ----------   ----------
Net INCOME                                         $375,442   $  334,287   $  709,412
                                                   ========   ==========   ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS   $375,442   $  334,287   $  674,433
                                                   ========   ==========   ==========
NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS   $      0   $        0   $   34,979
                                                   ========   ==========   ==========
NET INCOME PER CLASS A LIMITED PARTNER UNIT        $   0.02   $     0.02   $     0.03
                                                   ========   ==========   ==========
NET INCOME PER CLASS B LIMITED PARTNER UNIT        $   0.00   $     0.00   $     0.01
                                                   ========   ==========   ==========
DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT      $   0.05   $     0.02   $     0.08
                                                   ========   ==========   ==========
DISTRIBUTION PER CLASS B LIMITED PARTNER UNIT      $   0.00   $     0.00   $     0.01
                                                   ========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                  Limited Partners
                                -------------------------------------------------
                                          Class A                   Class B              Total
                                -------------------------    --------------------      Partners'
                                  Units         Amount         Units      Amount        Capital
                                ----------   ------------    ---------   --------    ------------
BALANCE, December 31, 1998      19,635,965   $ 15,420,884    2,544,540   $      0    $ 15,420,884

    Net income                           0        674,433            0     34,979         709,412
    Partnership distributions            0     (1,573,882)           0    (34,979)     (1,608,861)
                                ----------   ------------    ---------   --------    ------------
BALANCE, December 31, 1999      19,635,965     14,521,435    2,544,540          0      14,521,435

    Net income                           0        334,287            0          0         334,287
    Partnership distributions            0       (343,560)           0          0        (343,560)
                                ----------   ------------    ---------   --------    ------------
BALANCE, December 31, 2000      19,635,965     14,512,162    2,544,540          0      14,512,162

    Net income                           0        375,442            0          0         375,442
    Partnership distributions            0       (908,158)           0          0        (908,158)
                                ----------   ------------    ---------   --------    ------------
BALANCE, December 31, 2001      19,635,965   $ 13,979,446    2,544,540   $      0    $ 13,979,446
                                ==========   ============    =========   ========    ============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                       2001          2000          1999
                                                                    -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $   375,442   $   334,287   $   709,412
    Adjustments to reconcile net income to net cash (used in)       -----------   -----------   -----------
       provided by operating activities:
           Equity in income of joint ventures                          (602,145)     (232,205)     (581,745)
           Depreciation                                                 167,383       171,052       164,864
           Changes in assets and liabilities:
              Accounts receivable                                         5,313         9,176        (6,489)
              Prepaid expenses and other assets, net                     (3,567)        5,968         1,241
              Accounts payable and accrued expenses                      10,323         7,691        (7,884)
              Due from affiliates                                         3,216        (3,216)       (7,966)
                                                                    -----------   -----------   -----------
                 Total adjustments                                     (419,477)      (41,534)     (437,979)
                                                                    -----------   -----------   -----------
                 Net cash (used in) provided by operating
                     activities                                         (44,035)      292,753       271,433
                                                                    -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                           (24,619)      (68,865)      (27,850)
    Investment in joint ventures                                       (502,342)     (216,683)            0
    Distributions received from joint ventures                        1,205,694     1,045,901     1,360,515
                                                                    -----------   -----------   -----------
                 Net cash provided by investing activities              678,733       760,353     1,332,665
                                                                    -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings        (332,890)     (334,944)     (973,626)
    Distributions to partners from accumulated earnings                (576,518)     (437,222)     (658,584)
                                                                    -----------   -----------   -----------
                 Net cash used in financing activities                 (909,408)     (772,166)   (1,632,210)
                                                                    -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (274,710)      280,940       (28,112)

CASH AND CASH EQUIVALENTS, beginning of year                            409,476       128,536       156,648
                                                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                              $   134,766   $   409,476   $   128,536
                                                                    ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   Summary of significant accounting policies

     Organization and Business

     Wells Real Estate Fund III, L.P. (the "Partnership") is a public limited partnership organized on July 31, 1988 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership directly owns an office building in Greenville, North Carolina. In addition, the Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) The Atrium of Nassau Bay ("The Atrium"), a four-story office building located in metropolitan Houston, Texas, (ii) the Brookwood Grill, a restaurant located in Roswell, Georgia,
     (iii) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (iv) the Reciprocal Group Building (formerly G.E. Lighting National Customer Center), a two-story office building located in Richmond, Virginia, and (v) an office/retail center in Roswell, Georgia ("880 Holcomb Bridge").

     Use of Estimates and Factors Affecting the Partnership

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income Taxes

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     Real Estate Assets

     Real estate assets held by the Partnership directly or through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

     Management continually monitors events and changes in circumstances that could indicate carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 2001 or 2000.

     Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset, whichever is shorter.

     Revenue Recognition

     All leases on real estate assets held by the Partnership are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     Deferred Lease Acquisition Costs

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related lease. Net deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the accompanying balance sheets.

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

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents advances to Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners, and the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000, respectively, as follows:

                                                          2001      2000
                                                        --------   --------
          Fund III and IV Associates                    $233,731   $101,508
          Fund II and III Associates--The Atrium          77,030     57,749
          Fund II and III Associates--Brookwood Grill     23,855     69,161
          Wells Management                                     0      3,216
                                                        --------   --------
                                                        $334,616   $231,634
                                                        ========   ========

     The Partnership entered into a property management and leasing agreement with Wells Management. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, both directly and at the joint venture level, of $184,541, $228,176, and $215,168 for the years ended December 31, 2001, 2000, and 1999, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in the joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                        2001                     2000
                                              ----------------------   ----------------------
                                                Amount       Percent       Amount     Percent
                                              ------------   -------   ------------   -------

Fund III and IV Associates                    $  7,079,433     57%     $  6,910,490     57%
Fund II and III Associates--The Atrium           2,545,024     36         2,858,085     36
Fund II and III Associates--Brookwood Grill      1,031,060     38         1,094,347     38
                                              ------------             ------------
                                              $ 10,655,517             $ 10,862,922
                                              ============             ============

     The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 2001 and 2000:

                                                             2001           2000
                                                         ------------    -----------
       Investment in joint ventures, beginning of year   $ 10,862,922   $ 11,369,590
           Equity in income of joint ventures                 602,145        232,205
           Contributions to joint ventures                    502,342        216,683
           Distributions from joint ventures               (1,311,892)      (955,556)
                                                         ------------    -----------
       Investment in joint ventures, end of year         $ 10,655,517   $ 10,862,922
                                                         ============   ============

     Fund II and III Associates

     On April 3, 1989, Fund II and II-OW, a joint venture partnership between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW") entered into a joint venture agreement with the Partnership. The new joint venture, Fund II and III Associates--The Atrium, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates--The Atrium acquired The Atrium. The Atrium was fully occupied from inception through June 1996, at which time the previous tenant's lease expired. In March 1997, a lease was signed with a new tenant for the entire building, and the new tenant began paying rent in May 1997. The lease term was for five years with an option to renew for an additional five years. A no-cause cancellation provision became effective at the end of the first three-year period. If this no-cause cancellation were exercised, the tenant would be required to pay unamortized, up-front tenant improvement costs. The costs of completing the required tenant improvements and outside broker commissions were funded out of reserves and contributions by Fund II and II-OW and the Partnership.

     On January 31, 1990, Fund II and II-OW entered into a second joint venture agreement with Fund III. The new joint venture, Fund II and III Associates--Brookwood Grill, was formed for the purpose of investing in commercial and industrial real properties. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as 880 Holcomb Bridge located in Roswell, Georgia, to Fund II and III Associates--Brookwood Grill. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of 880 Holcomb Bridge and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of 880 Holcomb Bridge were transferred at cost to the Fund II, III, VI, and VII Associates joint venture, a joint venture partnership between Fund II and III Associates--Brookwood Grill, Fund VI, and Fund VII. Fund II and III Associates--Brookwood Grill's investment in this transferred parcel of 880 Holcomb Bridge was $1,210,117 and $1,305,317 at December 31, 2001 and 2000, respectively, which represents a 24% interest for each year.

Following are the financial statements for Fund II and III Associates--The
Atrium:

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                     2001          2000
                                                                  ----------   ----------
Real estate assets, at cost:
    Land                                                          $1,504,743   $1,504,743
    Building and improvements, less accumulated depreciation of
    $7,889,603 in 2001 and $7,113,487 in 2000                      5,572,282    6,274,702
                                                                  ----------   ----------
              Total real estate assets                             7,077,025    7,779,445
Cash and cash equivalents                                            211,954      240,314
Accounts receivable                                                    5,346       23,202
Prepaid expenses and other assets, net                                78,954      123,399
                                                                  ----------   ----------
              Total assets                                        $7,373,279   $8,166,360
                                                                  ==========   ==========

                        Liabilities and Partners' Capital

liabilities:
    Accounts payable                                              $  100,365   $  104,321
    Partnership distributions payable                                169,050      149,227
                                                                  ----------   ----------
              Total liabilities                                      269,415      253,548
                                                                  ----------   ----------
Partners' capital:
    Fund II and II-OW                                              4,558,840    5,054,727
    Wells Real Estate Fund III                                     2,545,024    2,858,085
                                                                  ----------   ----------
              Total partners' capital                              7,103,864    7,912,812
                                                                  ----------   ----------
              Total liabilities and partners' capital             $7,373,279   $8,166,360
                                                                  ==========   ==========

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                               Statements of Loss
              for the Years Ended December 31, 2001, 2000, and 1999

                                                      2001           2000          1999
                                                   -----------    -----------   -----------
Revenues:
    Rental income                                  $ 1,470,144    $ 1,468,784   $ 1,470,144
    Other income                                             0              0         4,000
    Interest income                                      7,730              0             0
                                                   -----------    -----------   -----------
                                                     1,477,874      1,468,784     1,474,144
                                                   -----------    -----------   -----------
Expenses:
    Depreciation                                       776,116        877,240       867,720
    Operating costs, net of reimbursements             598,010        723,744       692,066
    Management and leasing fees                        190,978        185,035       179,762
    Partnership administration                          37,886         14,841        23,278
    Legal and accounting                                 9,002          5,250         5,250
                                                   -----------    -----------   -----------
                                                     1,611,992      1,806,110     1,768,076
                                                   -----------    -----------   -----------
Net loss                                           $  (134,118)   $  (337,326)  $  (293,932)
                                                   ===========    ===========   ===========

Net loss allocated to Fund II and II-OW            $   (82,214)   $  (206,781)  $  (180,180)
                                                   ===========    ===========   ===========

Net loss allocated to Wells Real Estate Fund III   $   (51,904)   $  (130,545)  $  (113,752)
                                                   ===========    ===========   ===========

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                    Fund II       Wells Real        Total
                                      and           Estate        Partners'
                                     II-OW         Fund III        Capital
                                   -----------    -----------    -----------
Balance, December 31, 1998         $ 6,181,461    $ 3,569,416    $ 9,750,877
    Net loss                          (180,180)      (113,752)      (293,932)
    Partnership distributions         (385,541)      (243,401)      (628,942)
                                   -----------    -----------    -----------
Balance, December 31, 1999           5,615,740      3,212,263      8,828,003
    Net loss                          (206,781)      (130,545)      (337,326)
    Partnership distributions         (354,232)      (223,633)      (577,865)
                                   -----------    -----------    -----------
Balance, December 31, 2000           5,054,727      2,858,085      7,912,812
    Net loss                           (82,214)       (51,904)      (134,118)
    Partnership distributions         (413,673)      (261,157)      (674,830)
                                   -----------    -----------    -----------
Balance, December 31, 2001         $ 4,558,840    $ 2,545,024    $ 7,103,864
                                   ===========    ===========    ===========

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001          2000           1999
                                                                ---------    -----------    ---------
Cash flows from operating activities:
    Net loss                                                    $(134,118)   $  (337,326)   $(293,932)
                                                                ---------    -----------    ---------
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
           Depreciation                                           776,116        877,240      867,720
           Changes in assets and liabilities:
              Accounts receivable                                  17,856          6,816      (11,904)
              Prepaid expenses and other assets, net               44,445         89,744       89,745
              Accounts payable                                     (3,956)       102,520       (2,786)
                                                                ---------    -----------    ---------
                 Total adjustments                                834,461      1,076,320      942,775
                                                                ---------    -----------    ---------
                 Net cash provided by operating activities        700,343        738,994      648,843
Cash flows from investing activities:
    Investment in real estate assets                              (73,696)       (58,200)     (23,401)
Cash flows from financing activities:
    Distributions to joint venture partners                      (655,007)      (529,650)    (665,154)
                                                                ---------    -----------    ---------
Net (decrease) increase in cash and cash equivalents              (28,360)       151,144      (39,712)
Cash and cash equivalents, beginning of year                      240,314         89,170      128,882
                                                                ---------    -----------    ---------
Cash and cash equivalents, end of year                          $ 211,954    $   240,314    $  89,170
                                                                =========    ===========    =========

Following are the financial statements for Fund II and III Associates--Brookwood
Grill:

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                                 2001         2000
                                                                              ----------   ----------
Real estate assets, at cost:
    Land                                                                      $  745,223   $  745,223
    Building and improvements, less accumulated depreciation of $490,320 in
       2001 and $437,759 in 2000                                                 782,493      835,054
                                                                              ----------   ----------
              Total real estate assets                                         1,527,716    1,580,277
Investment in joint venture                                                    1,210,117    1,305,317
Cash and cash equivalents                                                         22,272       57,515
Due from affiliate                                                                32,501       69,758
Accounts receivable                                                                8,927       38,714
Prepaid expenses and other assets, net                                             3,188        6,344
                                                                              ----------   ----------
              Total assets                                                    $2,804,721   $3,057,925
                                                                              ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                          $    2,553   $    4,580
    Due to affiliate                                                                   0          917
    Partnership distributions payable                                             63,358      145,528
                                                                              ----------   ----------
              Total liabilities                                                   65,911      151,025
                                                                              ----------   ----------
Partners' capital:
    Fund II and II-OW                                                          1,707,750    1,812,553
    Wells Real Estate Fund III                                                 1,031,060    1,094,347
                                                                              ----------   ----------
              Total partners' capital                                          2,738,810    2,906,900
                                                                              ----------   ----------
              Total liabilities and partners' capital                         $2,804,721   $3,057,925
                                                                              ==========   ==========

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                       2001       2000          1999
                                                     --------   ---------    ---------
Revenues:
    Rental income                                    $234,810   $ 224,801    $ 224,801
    Equity in income of joint venture                  63,326      55,489       81,669
    Other income                                        2,580           0            0
                                                     --------   ---------    ---------
                                                      300,716     280,290      306,470
                                                     --------   ---------    ---------
Expenses:
    Depreciation                                       52,561      54,014       54,014
    Operating costs, net of reimbursements             21,828     (13,375)     (11,565)
    Management and leasing fees                        28,673      25,320       30,096
    Partnership administration                         13,986      14,019        5,853
    Legal and accounting                                3,509       5,869        5,252
                                                     --------   ---------    ---------
                                                      120,557      85,847       83,650
                                                     --------   ---------    ---------
Net income                                           $180,159   $ 194,443    $ 222,820
                                                     ========   =========    =========

Net income allocated to Fund II and II-OW            $112,329   $ 121,235    $ 138,928
                                                     ========   =========    =========

Net income allocated to Wells Real Estate Fund III   $ 67,830   $  73,208    $  83,892
                                                     ========   =========    =========

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                      Fund II      Wells Real        Total
                                        and          Estate        Partners'
                                       II-OW        Fund III        Capital
                                    -----------    -----------    -----------

Balance, December 31, 1998          $ 2,042,176    $ 1,233,003    $ 3,275,179
    Net income                          138,928         83,892        222,820
    Partnership distributions          (253,721)      (153,210)      (406,931)
                                    -----------    -----------    -----------
Balance, December 31, 1999            1,927,383      1,163,685      3,091,068
    Net income                          121,235         73,208        194,443
    Partnership distributions          (236,065)      (142,546)      (378,611)
                                    -----------    -----------    -----------
Balance, December 31, 2000            1,812,553      1,094,347      2,906,900
    Net income                          112,329         67,830        180,159
    Partnership distributions          (217,132)      (131,117)      (348,249)
                                    -----------    -----------    -----------
Balance, December 31, 2001          $ 1,707,750    $ 1,031,060    $ 2,738,810
                                    ===========    ===========    ===========

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                      2001         2000         1999
                                                                   ----------   ----------   ----------
Cash flows from operating activities:
    Net income                                                     $  180,159   $  194,443   $  222,820
                                                                   ----------   ----------   ----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                52,561       54,014       54,014
           Equity in income of joint venture                          (63,326)     (55,489)     (81,669)
           Changes in assets and liabilities:
              Accounts receivable                                      29,787        2,346       25,958
              Prepaid expenses and other assets, net                    3,156        5,568        5,568
              Accounts payable                                         (2,027)       4,580       (1,200)
              Due to affiliates                                          (917)      (1,488)      (1,489)
                                                                   ----------   ----------   ----------
                 Total adjustments                                     19,234        9,531        1,182
                                                                   ----------   ----------   ----------
                 Net cash provided by operating activities            199,393      203,974      224,002
Cash flows from investing activities:
    Distributions received from joint venture                         195,783      147,198      173,171
Cash flows from financing activities:
    Distributions to joint venture partners                          (430,419)    (359,284)    (405,502)
                                                                   ----------   ----------   ----------
Net decrease in cash and cash equivalents                             (35,243)      (8,112)      (8,329)
Cash and cash equivalents, beginning of year                           57,515       65,627       73,956
                                                                   ----------   ----------   ----------
Cash and cash equivalents, end of year                             $   22,272   $   57,515   $   65,627
                                                                   ==========   ==========   ==========

Fund II, III, VI, and VII Associates

On January 1, 1995, the Fund II and III Associates--Brookwood Grill entered into a joint venture agreement with Fund VI and Fund VII to form Fund II, III, VI, and VII Associates for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates--Brookwood Grill contributed a 4.3-acre tract of land from its 880 Holcomb Bridge property to the Fund II, III, VI, and VII Associates joint venture. Development of two retail and office buildings containing a total of approximately 49,500 square feet was substantially complete in 1996.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                        2001         2000
                                                                     ----------   ----------
Real estate assets, at cost:
    Land                                                             $1,325,242   $1,325,242
    Building and improvements, less accumulated depreciation of
       $1,969,078 in 2001 and $1,654,520 in 2000                      3,749,081    4,063,639
                                                                     ----------   ----------
              Total real estate assets                                5,074,323    5,388,881
Cash and cash equivalents                                               151,109       88,044
Accounts receivable                                                      27,391      151,886
Prepaid expenses and other assets, net                                   86,575      158,872
                                                                     ----------   ----------
              Total assets                                           $5,339,398   $5,787,683
                                                                     ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                            $   47,605   $   82,072
    Partnership distributions payable                                   136,570      154,874
                                                                     ----------   ----------
                                                                        184,175      236,946
                                                                     ----------   ----------
Partners' capital:
    Fund II and III Associates--Brookwood Grill                       1,210,117    1,305,317
    Wells Real Estate Fund VI                                         1,350,182    1,456,417
    Wells Real Estate Fund VII                                        2,594,924    2,789,003
                                                                     ----------   ----------
              Total partners' capital                                 5,155,223    5,550,737
                                                                     ----------   ----------
              Total liabilities and partners' capital                $5,339,398   $5,787,683
                                                                     ==========   ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                          2001         2000         1999
                                                                       ----------   ----------   ----------
Revenues:
    Rental income                                                      $  845,597   $  869,390   $  953,952
    Other income                                                                0            0       23,843
    Interest income                                                         2,566            0            0
                                                                       ----------   ----------   ----------
                                                                          848,163      869,390      977,795
                                                                       ----------   ----------   ----------
Expenses:
    Depreciation                                                          314,558      355,293      415,165
    Operating costs, net of reimbursements                                 77,354       70,693       68,691
    Management and leasing fees                                           103,277      111,567      129,798
    Legal and accounting                                                   12,389        4,513        4,952
    Partnership administration                                             21,691       22,646       19,891
    Bad debt expense                                                       55,802       74,145            0
                                                                       ----------   ----------   ----------
                                                                          585,071      638,857      638,497
                                                                       ----------   ----------   ----------
Net income                                                             $  263,092   $  230,533   $  339,298
                                                                       ==========   ==========   ==========

Net income allocated to Fund II and III Associates--Brookwood Grill    $   63,326   $   55,489   $   81,669
                                                                       ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund VI                      $   70,667   $   61,921   $   91,135
                                                                       ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund VII                     $  129,099   $  113,123   $  166,494
                                                                       ==========   ==========   ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                         Fund II
                                         and III
                                       Associates--       Wells      Wells Real     Total
                                        Brookwood      Real Esate      Estate     Partners'
                                          Grill          Fud VI       Fund VII     Capital
                                       ------------   -----------   -----------   ----------
Balance, December 31, 1998             $ 1,507,807    $ 1,682,380   $ 3,201,805   $6,391,992
    Net income                              81,669         91,135       166,494      339,298
    Partnership distributions             (182,885)      (204,085)     (372,836)    (759,806)
                                       -----------    -----------   -----------   ----------
Balance, December 31, 1999               1,406,591      1,569,430     2,995,463    5,971,484
    Net income                              55,489         61,921       113,123      230,533
    Partnership distributions             (156,763)      (174,934)     (319,583)    (651,280)
                                       -----------    -----------   -----------   ----------
Balance, December 31, 2000               1,305,317      1,456,417     2,789,003    5,550,737
    Net income                              63,326         70,667       129,099      263,092
    Partnership distributions             (158,526)      (176,902)     (323,178)    (658,606)
                                       -----------    -----------   -----------   ----------
Balance, December 31, 2001             $ 1,210,117    $ 1,350,182   $ 2,594,924   $5,155,223
                                       ===========    ===========   ===========   ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                        2001         2000         1999
                                                                     ----------   ----------   ----------
Cash flows from operating activities:
    Net income                                                       $  263,092   $  230,533   $  339,298
                                                                     ----------   ----------   ----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                 314,558      355,293      415,165
           Changes in assets and liabilities:
              Accounts receivable                                       124,495       10,578      (51,004)
              Prepaid expenses and other assets, net                     72,297       54,571       20,522
              Accounts payable and accrued expenses                     (34,467)      (5,854)    (104,146)
                                                                     ----------   ----------   ----------
                 Total adjustments                                      476,883      414,588      280,537
                                                                     -----------  ----------   ----------
                 Net cash provided by operating activities              739,975      645,121      619,835
Cash flows from investing activities:
    Investment in real estate                                                 0            0      (19,772)
Cash flows from financing activities:
    Distributions to joint venture partners                            (676,910)    (746,481)    (719,447)
                                                                     ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents                     63,065     (101,360)    (119,384)
Cash and cash equivalents, beginning of year                             88,044      189,404      308,788
                                                                     ----------   ----------   ----------
Cash and cash equivalents, end of year                               $  151,109   $   88,044   $  189,404
                                                                     ==========   ==========   ==========

Fund III and IV Associates

On March 27, 1991, the Partnership entered into a joint venture with Wells Real Estate Fund IV, L.P. The joint venture, Fund III and IV Associates, was formed for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center in Stockbridge, Georgia. In addition, in July 1992, Fund III and IV Associates purchased the Reciprocal Group Building (formerly G.E. Lighting National Customer Center) in Richmond, Virginia.

     The following are the financial statements for Fund III and IV Associates:

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets
                                                                            2001          2000
                                                                         -----------   -----------
Real estate assets, at cost:
    Land                                                                 $ 3,331,775   $ 3,331,775
    Building and improvements, less accumulated depreciation of
       $4,597,821 in 2001 and $3,980,865 in 2000                           8,643,113     8,540,176
                                                                         -----------   -----------
              Total real estate assets                                    11,974,888    11,871,951
Cash and cash equivalents                                                    315,325       105,104
Accounts receivable                                                          213,999       130,226
Prepaid expenses and other assets, net                                       321,531       191,722
                                                                         -----------   -----------
              Total assets                                               $12,825,743   $12,299,003
                                                                         ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                     $    39,665   $    40,896
    Partnership distributions payable                                        408,538       177,418
    Due to affiliates                                                          3,406         1,870
                                                                         -----------   -----------
              Total liabilities                                              451,609       220,184
                                                                         -----------   -----------
Partners' capital:
    Wells Real Estate Fund III                                             7,079,433     6,910,490
    Wells Real Estate Fund IV                                              5,294,701     5,168,329
                                                                         -----------   -----------
              Total partners' capital                                     12,374,134    12,078,819
                                                                         -----------   -----------
              Total liabilities and partners' capital                    $12,825,743   $12,299,003
                                                                         ===========   ===========

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                            2001          2000         1999
                                                        -----------   -----------   -----------

Revenues:
    Rental income                                       $ 1,864,868   $ 1,405,938   $ 1,795,247
    Interest income                                             450         4,921        11,790
    Other income                                             22,917             0             0
                                                        -----------   -----------   -----------
                                                          1,888,235     1,410,859     1,807,037
                                                        -----------   -----------   -----------
Expenses:
    Depreciation                                            616,956       558,282       551,956
    Management and leasing fees                             168,643       134,283       158,520
    Operating costs, net of reimbursements                   27,932       164,018       (21,669)
    Property administration                                  35,540        39,875        40,357
    Legal and accounting                                     14,515         8,312         9,163
                                                        -----------   -----------   -----------
                                                            863,586       904,770       738,327
                                                        -----------   -----------   -----------
Net income                                               $1,024,649   $   506,089    $1,068,710
                                                        ===========   ===========   ===========

Net income allocated to Wells Real Estate Fund III      $   586,219   $   289,542   $   611,605
                                                        ===========   ===========   ===========

Net income allocated to Wells Real Estate Fund IV       $   438,430   $   216,547   $   457,105
                                                        ===========   ===========   ===========

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                        Wells Real   Wells Real     Total
                                          Estate       Estate      Partners'
                                         Fund III     Fund IV       Capital
                                        ----------   ----------   -----------

Balance, December 31, 1998              $7,330,542   $5,459,021   $12,789,563
    Net income                             611,605      457,105     1,068,710
    Partnership contributions                    0       23,280        23,280
    Partnership distributions             (948,505)    (708,892)   (1,657,397)
                                        ----------   ----------   -----------
Balance, December 31, 1999               6,993,642    5,230,514    12,224,156
    Net income                             289,542      216,547       506,089
    Partnership contributions              216,683      162,058       378,741
    Partnership distributions             (589,377)    (440,790)   (1,030,167)
                                        ----------   ----------   -----------
Balance, December 31, 2000               6,910,490    5,168,329    12,078,819
    Net income                             586,219      438,430     1,024,649
    Partnership contributions              502,342      375,720       878,062
    Partnership distributions             (919,618)    (687,778)   (1,607,396)
                                        ----------   ----------   -----------
Balance, December 31, 2001              $7,079,433   $5,294,701   $12,374,134
                                        ==========   ==========   ===========

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001          2000          1999
                                                                  -----------   -----------   -----------
Cash flows from operating activities:
    Net income                                                    $ 1,024,649   $   506,089   $ 1,068,710
                                                                  -----------   -----------   -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                               616,956       558,282       551,956
           Changes in assets and liabilities:
              Accounts receivable                                     (83,773)       40,821         2,586
              Prepaid expenses and other assets, net                 (129,809)     (126,509)        9,320
              Accounts payable                                         (1,231)        7,137        (4,380)
              Due to affiliates                                         1,536        (6,008)        6,366
                                                                  -----------   -----------   -----------
                 Total adjustments                                    403,679       473,723       565,848
                                                                  -----------   -----------   -----------
                 Net cash provided by operating activities          1,428,328       979,812     1,634,558
                                                                  -----------   -----------   -----------
Cash flows from investing activities:
    Investment in real estate                                        (719,893)     (305,527)      (24,871)
                                                                  -----------   -----------   -----------
Cash flows from financing activities:
    Contributions from joint venture partners                         878,062       378,741        23,280
    Distributions to joint venture partners                        (1,376,276)   (1,258,531)   (1,659,316)
                                                                  -----------   -----------   -----------
                 Net cash used in financing activities               (498,214)     (879,790)   (1,636,036)
                                                                  -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                  210,221      (205,505)      (26,349)
Cash and cash equivalents, beginning of year                          105,104       310,609       336,958
                                                                  -----------   -----------   -----------
Cash and cash equivalents, end of year                            $   315,325   $   105,104   $   310,609
                                                                  ===========   ===========   ===========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                          2001       2000        1999
                                                                        --------   --------   ----------
Financial statement net income                                          $375,442   $334,287   $  709,412
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in
       excess of amounts for income tax purposes                         389,512    352,963      364,072
    Rental income recognized for income tax purposes in excess of
       amounts for financial reporting purposes                          (19,017)    18,532       23,693
    Expenses deductible when paid for income tax purposes,
       accrued for financial reporting purposes                           15,742     (4,326)      (8,929)
    Fixed asset retirement in excess of amounts for income tax
       purposes                                                                0          0            0
    Other                                                                  2,423      1,243          999
                                                                        --------   --------   ----------
Income tax basis net income                                             $764,102   $702,699   $1,089,247
                                                                        ========   ========   ==========

     The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                   2001          2000          1999
                                                                -----------   -----------   -----------
Financial statement partners' capital                           $13,979,446   $14,512,162   $14,521,435
Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes
       in excess of amounts for income tax purposes               2,103,399     1,713,887     1,360,924
    Capitalization of syndication costs for income tax
       purposes, which are accounted for as cost of
       capital for financial reporting purposes                   2,624,555     2,624,555     2,624,555
    Accumulated rental income accrued for financial
       reporting purposes in excess of amounts for income
       tax purposes                                                (214,832)     (195,815)     (214,347)
    Accumulated expenses deductible when paid for income
       tax purposes, accrued for financial reporting
       purposes                                                     122,874       107,132       111,458
    Partnership's distribution payable                                5,519         6,769       435,375
    Other                                                             2,934           511          (732)
                                                                -----------   -----------   -----------
Income tax basis partners' capital                              $18,623,895   $18,769,201   $18,838,668
                                                                ===========   ===========   ===========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's direct investment in real estate or its respective ownership interest in joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

              Year ending December 31:
                      2002                          $1,221,611
                      2003                           1,058,149
                      2004                             913,800
                      2005                             834,361
                      2006                             807,073
                   Thereafter                        2,848,967
                                                    ----------
                                                    $7,683,961
                                                    ==========

     Two tenants contributed approximately 27%, and 13% of revenues. In addition, three tenants will contribute approximately 40%, 34%, and 17% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 2001 is as follows:

              Year ending December 31:
                      2002                            $620,000
                      2003                                   0
                      2004                                   0
                      2005                                   0
                      2006                                   0
                   Thereafter                                0
                                                      --------
                                                      $620,000
                                                      ========

     One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 2001 is as follows:

       Year ending December 31:
            2002                                    $  280,744
            2003                                       286,983
            2004                                       286,983
            2005                                       286,983
            2006                                       322,855
         Thereafter                                  1,705,155
                                                    ----------
                                                    $3,169,703
                                                    ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

       Year ending December 31:
            2002                                    $  604,859
            2003                                       319,952
            2004                                       285,696
            2005                                       167,194
            2006                                        21,308
         Thereafter                                          0
                                                    ----------
                                                    $1,399,009
                                                    ==========

     Three tenants contributed approximately 15%, 15%, and 14% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 38%, 17%, 13%, and 11% of future minimum rental income.

     The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 2001 is as follows:

       Year ending December 31:
            2002                                    $ 1,150,615
            2003                                      1,398,357
            2004                                      1,330,753
            2005                                      1,242,927
            2006                                      1,194,786
         Thereafter                                   3,856,860
                                                    -----------
                                                    $10,174,298
                                                    ===========

     Two tenants contributed approximately 26% and 26% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 48% and 41% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                       2001 Quarters Ended
                                                       ------------------------------------------------
                                                       March 31   June 30    September 30   December 31
                                                       --------   --------   ------------   -----------

Revenues                                               $276,383   $230,128     $181,321      $192,267
Net income                                              146,852     88,778       70,172        69,640
Net income allocated to Class A limited
   partners                                             146,852     88,778       70,172        69,640
Net income per Class A limited partner unit            $   0.01   $   0.01     $   0.00      $   0.00
Distribution per Class A limited partner
   unit(a)                                                 0.02       0.02         0.02          0.00

          (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from rounding differences between quarters.

                                                                       2000 Quarters Ended
                                                       ------------------------------------------------
                                                       March 31   June 30    September 30   December 31
                                                       --------   --------   ------------   -----------
Revenues                                               $278,499   $194,058     $201,834      $143,872
Net income                                              159,035     72,716       75,948        26,588
Net income allocated to Class A limited
   partners                                             159,035     72,716       75,948        26,588
Net income per Class A limited partner unit (a)        $   0.01   $   0.00     $   0.00      $   0.00
Distribution per Class A limited partner unit              0.02       0.00         0.00          0.00

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund III
and Wells Real Estate Fund IV:

We have audited the accompanying balance sheets of THE RECIPROCAL GROUP BUILDING as of December 31, 2001 and 2000 and the related statements of income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reciprocal Group Property as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.




Atlanta, Georgia
January 25, 2002

                          THE RECIPROCAL GROUP BUILDING

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                                     2001         2000
                                                                  ----------   ----------
REAL ESTATE ASSETS:
    Land                                                          $  573,582   $  573,582
    Building and improvements, less accumulated depreciation of
       $1,642,014 in 2001 and $1,390,730 in 2000                   3,867,368    3,410,947
                                                                  ----------   ----------
              Total real estate assets                             4,440,950    3,984,529

CASH AND CASH EQUIVALENTS                                             88,967            0

ACCOUNTS RECEIVABLE                                                   75,027            0

PREPAID EXPENSES AND OTHER ASSETS, net                               251,556      115,667
                                                                  ----------   ----------
              Total assets                                        $4,856,500   $4,100,196
                                                                  ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Due to affiliates                                             $        0   $   33,264
    Accounts payable                                                   1,967          501
    Distributions payable to partners                                140,680            0
                                                                  ----------   ----------
              Total liabilities                                      142,647       33,765
                                                                  ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund III                                     3,705,145    3,334,659
    Wells Real Estate Fund IV                                      1,008,708      731,772
                                                                  ----------   ----------
              Total partners' capital                              4,713,853    4,066,431
                                                                  ----------   ----------
              Total liabilities and partners' capital             $4,856,500   $4,100,196
                                                                  ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                          THE RECIPROCAL GROUP BUILDING

                           STATEMENTS OF INCOME (LOSS)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                  2001        2000       1999
                                                --------   ---------   --------
REVENUES:
    Rental income                               $530,141   $ 131,856   $527,425
    Other income                                  20,000           0          0
                                                --------   ---------   --------
                                                 550,141     131,856    527,425
                                                --------   ---------   --------
EXPENSES:
    Depreciation                                 251,284     196,220    196,220
    Legal and accounting                           5,000       3,750      4,421
    Management and leasing fees                   52,464      10,179     40,631
    Operating costs, net of reimbursements        16,093     158,991     13,743
                                                --------   ---------   --------
                                                 324,841     369,140    255,015
                                                --------   ---------   --------
NET INCOME (LOSS)                               $225,300   $(237,284)  $272,410
                                                ========   =========   ========

        The accompanying notes are an integral part of these statements.

                          THE RECIPROCAL GROUP BUILDING

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                    Wells Real     Wells Real       Total
                                      Estate         Estate        Partners'
                                     Fund III       Fund IV         Capital
                                    ----------     ----------     ----------
BALANCE, December 31, 1998          $3,385,590     $  769,795     $4,155,385

    Net income                         155,902        116,508        272,410
    Distributions                     (287,763)      (215,058)      (502,821)
                                    ----------     ----------     ----------
BALANCE, December 31, 1999           3,253,729        671,245      3,924,974

    Capital contributions              216,684        162,056        378,740
    Net income                        (135,754)      (101,529)      (237,283)
    Distributions                            0              0              0
                                    ----------     ----------     ----------
BALANCE, December 31, 2000           3,334,659        731,772      4,066,431

    Capital contributions              502,439        375,623        878,062
    Net income                         128,897         96,403        225,300
    Distributions                     (260,850)      (195,090)      (455,940)
                                    ----------     ----------     ----------
BALANCE, December 31, 2001          $3,705,145     $1,008,708     $4,713,853
                                    ==========     ==========     ==========

        The accompanying notes are an integral part of these statements.

                          THE RECIPROCAL GROUP BUILDING

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                         2001         2000        1999
                                                                       ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $ 225,300   $(237,284)  $ 272,410
                                                                       ---------   ---------   ---------
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation                                                  251,284     196,220     196,220
           Changes in assets and liabilities:
              Accounts receivable                                        (75,027)      9,644      35,803
              Prepaid expenses and other assets, net                    (135,889)   (115,667)          0
              Accounts payable                                             1,466      33,331      (1,116)
              Due to affiliate                                           (33,264)          0      (2,045)
                                                                       ---------   ---------   ---------
                 Total adjustments                                         8,570     123,528     228,862
                                                                       ---------   ---------   ---------
                 Net cash provided by (used in) operating activities     233,870    (113,756)    501,272
                                                                       ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                           (707,705)   (264,986)          0
                                                                       ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from partners                                          878,062     378,740           0
    Distributions paid to partners                                      (315,260)   (116,035)   (513,703)
                                                                       ---------   ---------   ---------
                 Net cash provided by (used in) financing activities     562,802     262,705    (513,703)
                                                                       ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      88,967    (116,037)    (12,431)

CASH AND CASH EQUIVALENTS, beginning of year                                   0     116,037     128,468
                                                                       ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year                                 $  88,967   $       0   $ 116,037
                                                                       =========   =========   =========

        The accompanying notes are an integral part of these statements.

                          THE RECIPROCAL GROUP BUILDING

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Reciprocal Group Building ("Reciprocal Group") is an office building located in Richmond, Virginia, and is owned by Fund III and Fund IV Associates, a joint venture between Wells Real Estate Fund III, L.P. ("Fund III") and Wells Real Estate Fund, IV L.P. ("Fund IV"). As of December 31, 2001 and 2000, Fund III owned 57.2% and Fund IV owned 42.8% of Reciprocal Group, respectively. Allocations of net income and distributions are made in accordance with ownership percentages.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     Reciprocal Group is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets held by Reciprocal Group are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Reciprocal Group as of December 31, 2001 or December 31, 2000.

     Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     Revenue Recognition

     The lease on Reciprocal Group is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Deferred Lease Acquisition Costs

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the accompanying balance sheets.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, Reciprocal Group considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.   RENTAL INCOME

     The future minimum rental income due to Reciprocal Group under noncancelable operating leases at December 31, 2001 is as follows:

       Year ended December 31:
           2002                                  $  534,608
           2003                                     550,647
           2004                                     567,166
           2005                                     584,181
           2006                                     601,706
       Thereafter                                 1,311,433
                                                 ----------
                                                 $4,149,741
                                                 ==========

     One tenant at Reciprocal Group contributed 100% of rental income for the year ended December 31, 2001 and represents 100% of the future minimum rental income above.

3.   RELATED-PARTY TRANSACTIONS

     Fund III and Fund IV entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund III and Fund IV. In consideration for supervising the management of Reciprocal Group, Fund III and Fund IV generally pays Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Reciprocal Group incurred management and leasing fees and lease acquisition costs of $19,909, $10,179, and $40,631 for the years ended December 31, 2001, 2000, and 1999, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Reciprocal Group and its partners. In the normal course of business, Reciprocal Group and its partners may become subject to such litigation or claims.

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

Exhibit
Number    Description of Document
------    -----------------------

*4(a) Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Registration Statement of Wells Real Estate Fund III, L.P., Exhibit B to the Prospectus, File No. 33-24063)

*4(b) Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit 4(a) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*4(c) Second Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit 4(a) to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*4(d) Third Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(a) Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10(b) Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10(c) Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(d) Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(e) First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(f) Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(g) Custodial Agency Agreement between Registrant and Citizens and Southern Trust Company (Georgia), National Association dated January 1, 1990 (Exhibit to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(h) Purchase Agreement for the Acquisition of the Greenville Property dated April 10, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10(i) Development Agreement with ADEVCO Corporation dated June 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10(j) Construction Contract with McDevitt & Street Company dated May 31, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10(k) Lease with International Business Machines Corporation dated May 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10(l) Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(m) Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(n) Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(o) Fund III and Fund IV Associates Joint Venture Agreement dated March 27, 1991 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(p) Agreement of Purchase and Sale dated October 31, 1990 between 675 Industrial Park, Ltd. and The Vlass-Fotos Group, Inc. (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(q) Lease dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(r) Lease Agreement dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(j) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(s) First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(t) First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(u) Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(v) First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(w) Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(x) Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(y) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund III, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1994, File No. 0-18407)

*10(z) Joint Venture Agreement of Fund II, III, VI and VII Associates (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31,1995, File No. 0-23656)

                    WELLS REAL ESTATE FUND III, L.P.

                 (A Georgia Public Limited Partnership)

     SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                           DECEMBER 31, 2001

                                                                     Initial Cost
                                                              -------------------------   Costs of
                                                                          Buildings and  Capitalized
        Description                 Ownership   Encumbrances     Land     Improvements   Improvements
        -----------                 ---------   ------------  ----------  -------------  ------------
THE ATRIUM AT NASSAU BAY (a)           39%          None      $1,367,000   $10,983,000    $ 2,616,628

GREENVILLE PROPERTY (b)               100           None         529,977             0      3,767,924

880 PROPERTY--BROOKWOOD GRILL (c)      38           None         523,319             0      1,494,717

STOCKBRIDGE VILLAGE (d)                57           None       2,551,645             0      7,938,101

RECIPROCAL GROUP (e)                   57           None         529,546     4,158,223      1,395,195

880 PROPERTY (f)                        9           None       1,325,242             0      5,718,159
                                                              ----------   -----------    -----------
     Total                                                    $6,826,729   $15,141,223    $22,930,724
                                                              ==========   ===========    ===========



                                           Gross Amount at Which Carried at December 31, 2001
                                      -------------------------------------------------------------
                                                     Buildings and     Construction
        Description                      Land        Improvements      in Progress         Total
        -----------                   ----------     -------------     ------------     -----------
THE ATRIUM AT NASSAU BAY (a)          $1,504,743      $13,456,733         $5,150        $14,966,626

GREENVILLE PROPERTY (b)                  576,350        3,721,551              0          4,297,901

880 PROPERTY--BROOKWOOD GRILL (c)        745,223        1,272,813              0          2,018,036

STOCKBRIDGE VILLAGE (d)                2,758,193        7,731,314            238         10,489,745

RECIPROCAL GROUP (e)                     573,582        5,509,381              0          6,082,963

880 PROPERTY (f)                       1,325,242        5,718,159              0          7,043,401
                                      ----------      -----------         ------        -----------
     Total                            $7,483,333      $37,409,951         $5,388        $44,898,672
                                      ==========      ===========         ======        ===========





                                                                                   Life on Which
                                       Accumulated     Date of         Date         Depreciation
        Description                    Depreciation  Construction    Acquired      Is Computed (g)
        -----------                   -------------  ------------    --------      ---------------

THE ATRIUM AT NASSAU BAY (a)           $ 7,889,603      1988         04/03/89       12 to 25 years

GREENVILLE PROPERTY (b)                  1,434,858      1990         06/30/90       20 to 25 years

880 PROPERTY--BROOKWOOD GRILL (c)          490,319      1991         03/27/91       20 to 25 years

STOCKBRIDGE VILLAGE (d)                  2,955,806      1991         04/04/91       20 to 25 years

RECIPROCAL GROUP (e)                     1,642,014      1991         07/01/92       20 to 25 years

880 PROPERTY (f)                         1,969,079      1996         01/31/90       20 to 25 years
                                       -----------
     Total                             $16,381,679
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

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                              DECEMBER 31, 2001



                                                             Accumulated
                                               Cost          Depreciation
                                           -----------       ------------
BALANCE AT DECEMBER 31, 1997               $43,365,642        $ 8,450,458

    1998 additions                             251,771          1,999,481
                                           -----------        -----------
BALANCE AT DECEMBER 31, 1998                43,617,413         10,449,939

    1999 additions                              30,462          1,988,289
                                           -----------        -----------
BALANCE AT DECEMBER 31, 1999                43,647,875         12,438,228

    2000 additions                             432,593          2,015,879
                                           -----------        -----------
BALANCE AT DECEMBER 31, 2000                44,080,468         14,454,107

    2001 additions                             818,204          1,976,113
    2001 deletions                                   0            (48,541)
                                           -----------        -----------
BALANCE AT DECEMBER 31, 2001               $44,898,672        $16,381,679
                                           ===========        ===========