Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND III L P
filed 2002-05-14
CIK 838856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended           March 31, 2002                      or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to __________________


Commission file number                      0-18407
                       ------------------------------------------------------

                        WELLS REAL ESTATE FUND III, L.P.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                  58-1800833
  ---------------------------------        ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

6200 The Corners Parkway, Suite 250  Norcross, Georgia            30092
-------------------------------------------------------   -------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   --------------------------

                      ------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No ______
         -----

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX


                                                                                                Page No.
                                                                                                --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets--March 31, 2002 and December 31, 2001                                      3

          Statements of Income for the Three Months Ended March 31, 2002
          and 2001                                                                                  4

          Statement of Partner's Capital for the Year Ended December 31, 2001
          and the Three Months Ended March 31, 2002                                                 5

          Statements of Cash Flows for the Three Months Ended March 31, 2002
          and 2001                                                                                  6

          Condensed Notes to Financial Statements                                                   7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                            10

PART II.  OTHER INFORMATION                                                                        14

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                                   March 31,         December 31,
                                                                                     2002                2001
                                                                                -------------        ------------
ASSETS:
  Real estate, at cost:
     Land                                                                       $     576,350        $    576,350
     Building and improvements, less accumulated depreciation
       of $1,479,366 as of March 31, 2002 and $1,434,858 as of
       December 31, 2001                                                            2,242,185           2,286,693
                                                                                -------------        ------------
          Total real estate                                                         2,818,535           2,863,043
  Cash and cash equivalents                                                           426,684             134,766
  Investments in joint ventures                                                    10,524,811          10,655,517
  Due from affiliates                                                                 205,074             334,616
  Accounts receivable                                                                   2,940                   0
  Prepaid expenses and other assets                                                    21,824              20,515
                                                                                -------------        ------------
          Total assets                                                          $  13,999,868        $ 14,008,457
                                                                                =============        ============

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:

     Accounts payable                                                           $      20,313        $     23,492
                                                                                -------------        ------------
  Partners' capital:
     Limited partners:
       Class A --19,635,965 units                                                  13,979,555          13,984,965
       Class B --2,544,540 units                                                            0                   0
                                                                                -------------        ------------
          Total partners' capital                                                  13,979,555          13,984,965
                                                                                -------------        ------------
          Total liabilities and partners' capital                               $  13,999,868        $ 14,008,457
                                                                                =============        ============

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                           STATEMENTS OF (LOSS) INCOME

                                                                             Three Months Ended
                                                                           -----------------------
                                                                            March 31,    March 31,
                                                                               2002        2001
                                                                           -----------  ----------
REVENUES:
    Rental income                                                           $   49,254   $ 117,655
    Equity in income of joint ventures (Note 2)                                 56,954     156,290
    Interest income                                                              2,546       2,438
                                                                           -----------  ----------
                                                                               108,754     276,383
                                                                           -----------  ----------
EXPENSES:
    Depreciation                                                                44,508      45,059
    Operating costs-rental properties, net of tenant reimbursements             43,537      49,209
    Partnership administration                                                  13,243       8,982
    Legal and accounting                                                         9,435      11,477
    Management and leasing fees                                                  3,441      14,804
                                                                           -----------  ----------
                                                                               114,164     129,531
                                                                           -----------  ----------
NET (LOSS) INCOME                                                           $   (5,410)  $ 146,852
                                                                           ===========  ==========

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                     $   (5,410)  $ 146,852
                                                                           ===========  ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                              $        0   $       0
                                                                           ===========  ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                                 $     0.00   $    0.01
                                                                           ===========  ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                   $     0.00   $    0.00
                                                                           ===========  ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                          $     0.00   $    0.02
                                                                           ===========  ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)


                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                    AND THE THREE MONTHS ENDED MARCH 31, 2002

                                                               Limited Partners                          Total
                                           --------------------------------------------------------
                                                      Class A                       Class B            Partners'
                                           --------------------------------------------------------
                                               Units          Amounts         Units        Amounts      Capital
                                           -----------     ------------     ----------    ---------   -----------
BALANCE, December 31, 2000                  19,635,965      $14,512,162      2,544,540    $      0    $14,512,162

  Net income                                         0          375,442              0           0        375,442
  Partnership distributions                          0         (902,639)             0           0       (902,639)
                                           -----------     ------------     ----------    ---------   -----------
BALANCE, December 31, 2001                  19,635,965       13,984,965      2,544,540           0     13,984,965

  Net loss                                           0           (5,410)             0           0         (5,410)
                                           -----------     ------------     ----------    ---------   -----------
BALANCE, March 31, 2002                     19,635,965      $13,979,555      2,544,540    $      0    $13,979,555
                                           ===========     ============     ==========    =========   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                     ------------------------
                                                                     March 31,      March 31,
                                                                        2002          2001
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                 $  (5,410)     $ 146,852
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
        Equity in income of joint ventures                             (56,954)      (156,290)
        Depreciation                                                    44,508         45,059
        Changes in assets and liabilities:
           Accounts receivable                                          (2,940)        (7,134)
           Prepaid expenses and other assets                            (1,309)       (13,849)
           Accounts payable                                             (3,179)        10,374
           Due from affiliates                                               0          3,215
                                                                     ---------      ---------
               Net cash (used in) provided by operating activities     (25,284)        28,227
                                                                     ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Distributions received from joint ventures                          317,202        228,416
                                                                     ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Partnership distribution paid                                             0              0
                                                                     ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              291,918        256,643

CASH AND CASH EQUIVALENTS, beginning of year                           134,766        409,476
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                             $ 426,684      $ 666,119
                                                                     =========      =========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND III, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     Wells Real Estate Fund III, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, serving as its General Partners. The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partner unit has equal voting rights regardless of class.

     On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 upon receiving and accepting $22,206,310 in limited partner capital contributions for a total of 22,206,310 Class A and Class B limited partner units at $1 per unit. From the original capital raised, the Partnership has paid $1,554,442 in acquisition and advisory fees and acquisition expenses, paid $2,664,668 in selling commissions and organization and offering expenses, and invested $17,983,843 in the properties described below. In 1990 and 1991, the Partnership repurchased 6,128 and 19,677 limited partnership units.

     As of March 31, 2002, the Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

------------------------------------------------------------------------------------------------------------------------
          Joint Venture                       Joint Venture Partners                       Properties
          -------------                       ----------------------                       ----------
------------------------------------------------------------------------------------------------------------------------
Fund II-III Associates - Atrium      -  Fund II-IIOW Associates*              1. Boeing at the Atrium
                                     -  Wells Real Estate Fund III, L.P.           A four story office building located
                                                                                   in Houston Texas
------------------------------------------------------------------------------------------------------------------------
Fund II-III Associates - Brookwood   -  Fund II-IIOW Associates*              2. Brookwood Grill
                                     -  Wells Real Estate Fund III, L.P.           A restaurant located in Fulton
                                                                                   County, Georgia
------------------------------------------------------------------------------------------------------------------------
Fund II-III-VI-VII Associates        -  Fund II-III Associates - Brookwood    3. Holcomb Bridge Property
                                     -  Wells Real Estate Fund VI, L.P.            An office/retail center located
                                     -  Wells Real Estate Fund VII, L.P.           in Roswell, Georgia
------------------------------------------------------------------------------------------------------------------------
Fund III-IV Associates               -  Wells Real Estate Fund III, L.P.      4. Stockbridge Village Shopping Center
                                     -  Wells Real Estate Fund IV, L.P.            A retail shopping center located in
                                                                                   Stockbridge, Georgia

                                                                              5. Reciprocal Group Building
                                                                                   An office building located
                                                                                   in Richmond, Virginia
------------------------------------------------------------------------------------------------------------------------

 * Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, that are of a normal and recurring nature and necessary to fairly present the results for those periods. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to limited partners as follows:

  . First, to the Class A limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

  . Second, to the Class B limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

  . Third, to the general partners until such partners have received distributions equal to 10% of the total net cash distributed from operations per annum.

  . Thereafter, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

2. INVESTMENTS IN JOINT VENTURES

   (a) Basis of Presentation

   The Partnership owns interests in five properties through its investment in joint ventures. The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

   (b) Summary of Operations

   The following information summarizes the operations of the unconsolidated joint ventures, in which the Partnership holds ownership interests, for the three months ended March 31, 2002 and 2001:

                                                                                       Partnership's
                                      Total Revenues            Net Income          Share of Net Income
                                  ----------------------  ----------------------  -----------------------
                                    Three Months Ended      Three Months Ended      Three Months Ended
                                  ----------------------  ----------------------  -----------------------
                                  March 31,    March 31,  March 31,    March 31,  March 31,     March 31,
                                     2002         2001       2002         2001       2002          2001
                                  ---------    ---------  ---------    ---------  ---------     ---------
   Fund II-III Associates -
     Atrium                       $  88,536    $ 367,536  $(268,961)   $   5,506  $(104,088)    $   2,131
   Fund II-III Associates -
     Brookwood                       64,100*      63,171*    25,586       42,679      9,634        16,068
   Fund III-IV Associates
                                    473,184      426,638    264,647      241,368    151,408       138,091
                                  ---------    ---------  ---------    ---------  ---------     ---------
                                  $ 625,820    $ 857,345  $  21,272    $ 289,553  $  56,954     $ 156,290
                                  =========    =========  =========    =========  =========     =========

     * The Partnership's share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates - Brookwood as equity in income of joint ventures, which is classified as revenue


                                                                                       Partnership's
                                      Total Revenues            Net Income          Share of Net Income
                                  ----------------------  ----------------------  -----------------------
                                    Three Months Ended      Three Months Ended      Three Months Ended
                                  ----------------------  ----------------------  -----------------------
                                  March 31,    March 31,  March 31,    March 31,  March 31,     March 31,
                                     2002         2001       2002         2001       2002          2001
                                  ---------    ---------  ---------    ---------  ---------     ---------
   Fund II-III-VI-VII
     Associates                   $ 178,443    $ 210,377  $  60,829    $  28,807  $   5,505*    $   2,607*
                                  =========    =========  =========    =========  =========     =========

     The following information summarizes the operations of the property, which is owned by one of the above joint ventures and significant to the Partnership, for the three months ended March 31, 2002 and 2001. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001:

                                                                                                  Partnership's
                                       Total Revenues                 Net Income              Share of Net Income
                                 ----------------------------------------------------------------------------------------
                                     Three Months Ended           Three Months Ended           Three Months Ended
                                 ----------------------------------------------------------------------------------------
                                   March 31,     March 31,      March 31,     March 31,      March 31,     March 31,
                                     2002           2001          2002           2001          2002           2001
                                 ----------------------------------------------------------------------------------------
     Reciprocal Group
         Building                  $143,608        $96,389       $58,830        $29,849       $33,658        $17,077
                                 ========================================================================================

     3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

     (a)  Forward-Looking Statements

     This report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Revenues

     Gross revenues decreased to $108,754 for the three months ended March 31, 2002 compared to $276,383 for the same period in 2001 due to reductions in occupancy at Greenville Center experienced during the preceding twelve months and decreased equity in income generated from joint ventures resulting from (i) a reduction in occupancy of Boeing at the Atrium from 100% to 25% beginning in December 2001, (ii) reduced rental rates for Brookwood Grill, (iii) decreases in occupancy of the Holcomb Bridge property experienced during the preceding twelve months, (iv) decreased operating cost reimbursement billings to tenants at Brookwood Grill and the Reciprocal Group Building, offset by (i) an increase in occupancy of the Reciprocal Group Building and (ii) receivables due from tenants at the Holcomb Bridge property, which were written-off in 2001 and collected in 2002. Tenants are billed for operating cost reimbursements at estimate amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

     Expenses

     Expenses decreased to $114,164 for the three months ended March 31, 2002 compared to $129,531 for the same period in 2001 primarily due to decreases in net operating costs, management and leasing fees and legal and accounting costs related to the decrease in occupancy of Greenville Center described above, offset by an increase in partnership administration expenses. As a result, net (loss) income decreased to $(5,410) for the three months ended March 31, 2002 from $146,852 for the same period in 2001.

     Distributions

     Cash distributions to limited partners holding Class A Units decreased to $0.00 per unit for the three months ended March 31, 2002 from $0.02 per unit for the three months ended March 31, 2001 as a result of the decrease in cash available for limited partner distributions resulting from the decrease in the Partnership's net (loss) income as described above. Management anticipates reserving distributions to Class A limited partners in order to fund additional leasing costs and tenant improvements anticipated to be incurred in connection with leasing vacant space at Greenville Center and Boeing at the Atrium. No cash distributions were made to Class B Limited Partners or the General Partners.

     (c) Liquidity and Capital Resources

     Net cash flows from operating activities decreased to $(25,284) used for the three months ended March 31, 2002 from $28,227 provided for the three months ended March 31, 2001 due to the decrease in occupancy of Greenville Center and Boeing at the Atrium, as discussed further in the previous section, payment of partnership administration expenses and legal and accounting expenses in 2002 that were incurred in 2001 and amounts borrowed from affiliates to fund operations during the three months ended March 31, 2001, which were repaid during the last three quarters of 2001. Net cash provided by investing activities increased to $317,202 for 2002 compared to $228,416 for 2001 as a result of reserving distributions at the joint venture level in order to fund tenant improvements for the Reciprocal Group Building in 2001. Net cash used in financing activities remained constant at $0 for 2002 and 2001, as the Partnership withheld distributions in 2001 in order to fund tenant improvements for the Reciprocal Group Building and has withheld distributions in 2002 in order to fund leasing costs and tenant improvements anticipated to be incurred in connection with leasing vacant space at Greenville Center and Boeing at the Atrium in 2002.

     As the Partnership was formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment the properties described above, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership expects to continue to meets its short-term liquidity requirements generally from net cash provided by operations and received from joint ventures.

     Management estimates that the fair market value of each of the properties in which the Partnership invests, either directly or through joint ventures, exceeds the carrying value of the corresponding real estate assets on a held for use basis under SFAS No. 121 and SFAS No. 144. Thus, no impairment losses have been recorded.

     The Partnership recently decided to begin the process of selling its properties. In April 2002, the Partnership entered into negotiations with a prospective buyer for Greenville Center. Upon finalizing negotiations, the real estate assets of Greenville Center would be reclassified as `held for sale' and, in accordance with SFAS No. 121 and SFAS No. 144, depreciation would be discontinued and the potential impairment of the related real estate assets would be reassessed on a held for sale basis. Management is not contractually or financially obligated to sell any of its properties.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership's exposure to increases in costs and other operating expenses resulting from the impact of inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases containing higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below.

     For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest either directly or through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements either directly or through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests either directly or through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                WELLS REAL ESTATE FUND III, L.P.
                (Registrant)
                Dated: May 10, 2002       By: /s/Leo F. Wells, III
                                              --------------------
                                              Leo F. Wells, III, as Individual
                                              General Partner and as President
                                              and Chief Financial
                                              Officer of Wells Capital, Inc.