Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND III L P
filed 2002-08-14
CIK 838856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

        ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

        ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1800833
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

Yes  ☒    No  ☐

Form 10-Q
Wells Real Estate Fund III, L.P.
(A Georgia Public Limited Partnership)

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund III, L.P. (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Real estate, at cost:
Land	$498,690	$576,350
Building and improvements, less accumulated depreciation of $1,524,151 at June 30, 2002 and $1,434,858 at December 31, 2001	1,901,310	2,286,693

Total real estate	2,400,000	2,863,043

Cash and cash equivalents	379,967	134,766
Investment in joint ventures	10,800,682	10,655,517
Due from affiliates	0	334,616
Accounts receivable	7,049	0
Prepaid expenses and other assets	20,394	20,515

Total assets	$13,608,092	$14,008,457

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$32,389	$23,492
Due to affiliates	87,720	0

Total liabilities	120,109	23,492

Partners’ capital:
Limited partners:
Class A—19,635,965 units	13,487,983	13,984,965
Class B—2,544,540 units	0	0

Total partners’ capital	13,487,983	13,984,965

Total liabilities and partners’ capital	$13,608,092	$14,008,457

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF (LOSS) INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Rental income	$47,446	$56,764	$96,701	$174,419
Equity in (loss) income of joint ventures (Note 2)	(35,173)	173,334	21,782	329,624
Interest income	624	30	3,171	2,469

	12,897	230,128	121,654	506,512

EXPENSES:
Operating costs-rental properties, net of tenant reimbursements	57,667	54,453	101,208	103,664
Depreciation	44,786	47,799	89,293	92,857
Partnership administration	19,660	23,632	33,344	33,441
Management and leasing fees	3,477	7,294	6,919	22,098
Legal and accounting	3,126	2,665	9,748	13,315
Computer costs	2,003	5,507	4,434	5,507
Impairment loss	373,750	0	373,750	0

	504,469	141,350	618,636	270,882

NET (LOSS) INCOME	$(491,572)	$88,778	$(496,982)	$235,630

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(491,572)	$88,778	$(496,982)	$235,630

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(0.03)	$0.01	$(0.03)	$0.01

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.02	$0.00	$0.03

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2000	19,635,965	$14,512,162	2,544,540	$0	$14,512,162
Net income	0	375,442	0	0	375,442
Partnership distributions	0	(902,639)	0	0	(902,639)

BALANCE, December 31, 2001	19,635,965	13,984,965	2,544,540	0	13,984,965
Net loss	0	(496,982)	0	0	(496,982)

BALANCE, June 30, 2002 (unaudited)	19,635,965	$13,487,983	2,544,540	$0	$13,487,983

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(496,982)	$235,630
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of joint ventures	(21,782)	(329,624)
Depreciation	89,293	92,857
Impairment loss	373,750
Changes in assets and liabilities:
Accounts receivable	(7,049)	(3,703)
Prepaid expenses and other assets	121	(5,928)
Accounts payable	8,897	7,996
Due from affiliates	0	3,216
Due to affiliates	87,720	0

Net cash provided by operating activities	33,968	444

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in real estate	0	(24,619)
Investment in joint ventures	(254,800)	(241,543)
Distributions received from joint ventures	466,033	561,980

Net cash provided by investing activities	211,233	295,818

CASH FLOW FROM FINANCING ACTIVITIES:
Partnership distributions paid	0	(320,191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	245,201	(23,929)
CASH AND CASH EQUIVALENTS, beginning of year	134,766	409,476

CASH AND CASH EQUIVALENTS, end of period	$379,967	$385,547

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Organization and Business

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, serving as the General Partners. The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partner unit has equal voting rights regardless of class.

On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 upon receiving and accepting $22,206,310 in limited partner capital contributions for a total of 22,206,310 Class A and Class B limited partner units at $1 per unit. From the original capital contributions, the Partnership has paid $1,554,442 in acquisition and advisory fees and acquisition expenses, paid $2,664,668 in selling commissions and organization and offering expenses, and invested $17,983,843 in the properties described below. In 1990 and 1991, the Partnership repurchased 6,128 and 19,677 limited partnership units, respectively.

As of June 30, 2002, the Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina. On July 1, 2002, the Partnership entered into an agreement (the “Agreement”) to sell Greenville Center to an unrelated third-party for a gross selling price of $2,400,000. A general decline in economic conditions in the Greenville, North Carolina area lead to a gradual decrease in occupancy at Greenville Center during the past year. As a result, the Partnership reduced the carrying amount of Greenville Center to its fair market value, as estimated based on the gross selling price per the Agreement, and recognized an impairment loss of $373,750 during the quarter ended June 30, 2002. Pursuant to the terms of the Agreement, this transaction is currently subject to a due diligence period not to exceed 90 days, during which the purchaser has the right to terminate the contract. Accordingly, there are no assurances that this sale will close.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in the remainder of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II-III Associates—Atrium	—Fund II-IIOW Associates* —Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four story office building located in Houston Texas

Fund II-III Associates—Brookwood	—Fund II-IIOW Associates* —Wells Real Estate Fund III, L.P.	2. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	—Fund II-III Associates—Brookwood —Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III-IV Associates	—Wells Real Estate Fund III, L.P. —Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia 5. Reciprocal Group Building An office building located in Richmond, Virginia

* Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium Building. The annual base rent payable for this space is $1,483,697 ($15.75 per square foot). The Boeing lease will commence on September 1, 2002 and extends for a term of 73 months. Boeing also has an option to lease the remaining space available on the first floor of the Boeing at the Atrium exercisable through October, 2002.

(b)    Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, that are of a normal and recurring nature and necessary to fairly present the results for those periods. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c)    Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

•	Third, to the general partners until such partners have received distributions equal to 10% of the total net cash distributed from operations per annum.

•	Thereafter, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

(d)    Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.	INVESTMENT IN JOINT VENTURES

(a)    Basis of Presentation

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

(b)    Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-III Associates—Atrium	$(93,695)		$368,822		$(444,614)	$(43,965)	$(172,066)	$(17,015)
Fund II-III Associates—Brookwood	29,880	*	56,298	*	43,392	37,343	16,337	19,711
Fund III—IV Associates	461,813		478,462		210,718	298,257	120,556	170,638

	$397,998		$903,582		$(190,504)	$291,635	$(35,173)	$173,334

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-III Associates—Atrium	$(4,573)		$740,459		$(713,575)	$(38,460)	$(276,153)	$(14,884)
Fund II-III Associates —Brookwood	79,339	*	112,535	*	68,978	73,088	25,970	35,780
Fund III-IV Associates	936,683		905,224		475,366	539,625	271,965	308,728

	$1,011,449		$1,758,218		$(169,231)	$574,253	$21,782	$329,624

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-III-VI-VII Associates	$179,692		$205,914		$59,368	$62,363	$5,379 *	$5,651	*

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-III-VI-VII Associates	$358,468		$416,291		$120,197	$91,170	$10,890 *	$8,262	*

*
The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates—Brookwood as equity in income of joint ventures, which is classified as revenue.

The following information summarizes the operations of the property, which is owned by one of the above joint ventures and significant to the Partnership, for the three and six months ended June 30, 2002 and 2001. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reciprocal Group Building	$145,563	$144,583	$33,395	$86,839	$19,105	$49,681

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reciprocal Group Building	$289,172	$240,972	$87,225	$116,687	$49,901	$66,757

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

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

Revenues
Gross revenues decreased to $121,654 for the six months ended June 30, 2002, compared to $506,512 for the same period in 2001, due to a reduction in occupancy at Greenville Center experienced during the preceding twelve months and decreased equity in income generated from joint ventures resulting from (i) a reduction in occupancy of Boeing at the Atrium beginning in December 2001, (ii) reduced rental rates for Brookwood Grill, (iii) decreases in occupancy of the Holcomb Bridge Property experienced during the preceding twelve months, (iv) decreased operating cost reimbursement billings to tenants at the Reciprocal Group Building, partially offset by (i) an increase in occupancy of the Reciprocal Group Building and (ii) receivables due from tenants at the Holcomb Bridge Property, which were written-off in 2001 and collected in 2002. Tenants are billed for operating cost reimbursements at estimate amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

Expenses
Expenses decreased to $618,636 for the six months ended June 30, 2002, compared to $270,882 for the same period in 2001, primarily due to recognizing an impairment loss of $373,750 in connection with reducing the carrying amount of Greenville Center to its fair market value, as further described above, decreases in net operating costs, management and leasing fees related to the decrease in occupancy of Greenville Center and a decrease in legal and accounting fees, largely due to a change in the timing of services rendered during 2002 compared to 2001.

As a result, net (loss) income decreased to $(496,982) for the six months ended June 30, 2002 from $235,630 for the same period in 2001.

Distributions
Cash distributions to limited partners holding Class A units were $0.03 per unit for the six months ended June 30, 2001. Cash distributions were reserved for the six months ended June 30, 2002 in order to fund tenant improvements for Boeing at the Atrium. Management anticipates continuing to reserve funds otherwise distributable to Class A limited partners for at least the third quarter of 2002 in order to fund such costs. No cash distributions were made to Class B Limited Partners or the General Partners.

(c)	Liquidity and Capital Resources

Net cash flows provided from operating activities increased to $33,968 for the six months ended June 30, 2002, from $444 provided for the six months ended June 30, 2001, primarily due receiving cash from affiliated partners to be invested in Boeing at the Atrium, as discussed further in the previous section. Net cash provided by investing activities decreased to $211,233 for 2002 compared to $295,818 for 2001 as a result of reserving distributions at the joint venture level in order to fund tenant improvements for the Reciprocal Group Building in 2001, partially offset by an investment in Boeing at the Atrium for the purpose of funding tenant improvements related to re-leasing 76% of the building to Boeing. Net cash used in financing activities decreased to $0 for 2002 compared to $320,191 for 2001 as a result of withholding funds otherwise distributable in order to fund tenant improvements for Boeing at the Atrium in 2002.

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

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership’s exposure to increases in costs and other operating expenses resulting from the impact of inflation. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases containing higher base rental rates.

(e)	Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

PART II—OTHER INFORMATION

ITEM 6(b)    During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

Date: August 12, 2002	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner and as President of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Date: August 12, 2002	By:	/s/ DOUGLAS P. WILLIAMS
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002