Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND III L P
filed 2002-11-13
CIK 838856

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1800833 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250 Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

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

             Yes ☒ No ☐

Form 10-Q

Wells Real Estate Fund III, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Real estate held for sale, at cost:
Land	$0	$576,350
Building and improvements, less accumulated Depreciation of $0 at September 30, 2002 and $1,434,858 at December 31, 2001	0	2,286,693

Total real estate held for sale	0	2,863,043

Cash and cash equivalents	2,473,937	134,766
Investment in joint ventures	10,672,393	10,655,517
Due from affiliates	232,442	334,616
Accounts receivable	3,257	0
Prepaid expenses and other assets	0	20,515

Total assets	$13,382,029	$14,008,457

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$4,970	$23,492

Partners’ capital:
Limited partners:
Class A — 19,635,965 units	13,377,059	13,984,965
Class B — 2,544,540 units	0	0

Total partners’ capital	13,377,059	13,984,965

Total liabilities and partners’ capital	$13,382,029	$14,008,457

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF (LOSS) INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$39,706	$126,470	$61,488	$456,095
Other income	1,909	0	1,909	0
Interest income	1,660	6,107	4,831	8,574

	43,275	132,577	68,228	464,669

EXPENSES:
Partnership administration	19,671	14,417	53,015	47,858
Legal and accounting	1,630	1,475	11,379	14,790
Computer costs	2,170	2,997	6,544	8,504

	23,471	18,889	70,938	71,152

(LOSS) INCOME FROM CONTINUING OPERATIONS:	19,804	113,688	(2,710)	393,517

DISCONTINUED OPERATIONS:
Operating loss	(10,334)	(43,516)	(111,053)	(87,715)
Impairment loss	(96,000)	0	(469,750)	0
Loss on disposition	(24,393)	0	(24,393)	0

LOSS FROM DISCONTINUED OPERATIONS	(130,727)	(43,516)	(605,196)	(87,715)

NET (LOSS) INCOME	$(110,923)	$70,172	$(607,906)	$305,802

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(110,923)	$70,172	$(607,906)	$305,802

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

PER CLASS A LIMITED PARTNER UNIT:
Income (loss) from continuing operations	$0.00	$0.01	$(0.00)	$0.02
Loss from discontinued operations	(0.01)	0.00	(0.03)	0.00

Net (loss) income	$(0.01)	$0.01	$(0.03)	$0.02

PER CLASS B LIMITED PARTNER UNIT:
Loss from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net loss	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.02	$0.00	$0.05

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amounts	Units	Amounts	Total Partners’ Capital

BALANCE, December 31, 2000	19,635,965	$14,512,162	2,544,540	$0	$14,512,162

Net income	0	375,442	0	0	375,442
Partnership distributions	0	(902,639)	0	0	(902,639)

BALANCE, December 31, 2001	19,635,965	13,984,965	2,544,540	0	13,984,965

Net loss	0	(607,906)	0	0	(607,906)

BALANCE, September 30, 2002 (unaudited)	19,635,965	$13,377,059	2,544,540	$0	$13,377,059

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(2,710)	$393,517
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in income of joint ventures	(61,488)	(456,095)
Changes in assets and liabilities:
Due from affiliates	(1,815)	3,216
Accounts receivable	(7,036)	(7,045)
Prepaid expenses and other assets	13,332	(12,495)
Accounts payable	860	(7,882)

Net cash used for continuing operations	(58,857)	(86,784)
Net cash used for discontinued operations	(21,759)	49,527

Net cash used in operating activities	(80,616)	(37,257)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in real estate	0	(24,619)
Net proceeds from the sale of real estate assets	2,271,187	0
Investments in joint ventures	(661,150)	(502,340)
Distributions received from joint ventures	809,750	888,259

Net cash provided by investing activities	2,419,787	361,300

CASH FLOW FROM FINANCING ACTIVITIES
Partnership distributions paid from accumulated earnings	0	(236,881)
Partnership distributions paid in excess of accumulated earnings	0	(378,025)

Net cash used in financing activities	0	(614,906)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,339,171	(290,863)

CASH AND CASH EQUIVALENTS, beginning of year	134,766	409,476

CASH AND CASH EQUIVALENTS, end of period	$2,473,937	$118,613

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 upon receiving and accepting $22,206,310 in limited partner capital contributions for a total of 22,206,310 Class A and Class B limited partner units at $1 per unit. From the original capital contributions, the Partnership has paid $1,554,442 in acquisition and advisory fees and acquisition expenses and $2,664,668 in selling commissions and organization and offering expenses, invested $17,983,843 in the properties described below, and maintains a working capital reserve of $3,357. In 1990 and 1991, the Partnership repurchased 6,128 and 19,677 limited partnership units, respectively.

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, through September 30, 2002. On this date, the Partnership sold Greenville Center to East Carolina University Real Estate Foundation, Inc., an unrelated third-party, for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sale proceeds of $2,271,187 and recognized a loss of $494,143, which may be adjusted as additional information becomes available in subsequent periods.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in the remainder of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners		Properties
Fund II-III Associates – Atrium	- Fund II-IIOW Associates* - Wells Real Estate Fund III, L.P.	1.	Boeing at the Atrium A four story office building located in Houston Texas
Fund II-III Associates – Brookwood	- Fund II-IIOW Associates* - Wells Real Estate Fund III, LP	2.	Brookwood Grill A restaurant located in Fulton County, Georgia
Fund II-III-VI-VII Associates	- Fund II-III Associates – Brookwood - Wells Real Estate Fund VI, LP - Wells Real Estate Fund VII, LP	3.	Holcomb Bridge Property An office/retail center located in Roswell, Georgia
Fund III-IV Associates	- Wells Real Estate Fund III, LP - Wells Real Estate Fund IV, LP	4. 5.	Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia Reciprocal Group Building An office building located in Richmond, Virginia

*	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium, which commenced on September 1, 2002, extends for a term of 73 months and provides annual base rent payable of $1,483,697, or $15.75 per square foot. In October 2002, Boeing exercised an option to lease an additional 11,515 square feet comprising approximately half of the first floor for the same rental rate and lease term as that for the top three floors. The lease for the additional space on the first floor is estimated to commence in mid-November 2002.

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

         (c) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly to limited partners as follows:

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

         (d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations.

Using the criterion outlined above, the Partnership evaluated the carrying value of its investment in Greenville Center on a held for use basis as of June 30, 2002 and, accordingly, recognized an impairment loss of $373,750 in the second quarter of 2002. Upon executing the purchase-sale agreement for the sale of Greenville Center during the third quarter of 2002, the Partnership evaluated the carrying value of its investment in Greenville Center on a held for sale basis, which resulted in the recognition of an additional impairment loss of $96,000 in the third quarter of 2002. Total impairment losses of $469,750 are included in losses from discontinued operations in the accompanying statement of (loss) income for the nine months ended September 30, 2002.

         (e) Reclassifications

Certain prior year amounts have been reclassified to conform with the current period financial statement presentation.

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

          (b) Summary of Operations
The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income

	Three Months Ended				Three Months Ended		Three Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-III Associates – Atrium	$124,230		$368,814		$(255,476)	$(88,199)	$(98,869)	$(34,133)
Fund II-III Associates – Brookwood	60,294	*	59,155	*	50,609	56,123	19,479	21,130
Fund III-IV Associates	464,512		479,025		208,168	243,784	119,096	139,473

	$649,036		$906,994		$3,301	$211,708	$39,706	$126,470

	Total Revenues				Net Income		Partnership’s Share of Net Income

	Nine Months Ended				Nine Months Ended		Nine Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-III Associates – Atrium	$119,656		$1,109,273		$(969,051)	$(126,659)	$(375,022)	$(49,017)
Fund II-III Associates – Brookwood	140,263	*	171,690	*	119,587	151,155	45,449	56,910
Fund III-IV Associates	1,401,381		1,384,249		683,534	783,410	391,061	448,202

	$1,661,300		$2,665,212		$(165,930)	$807,906	$61,488	$456,095

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The following information summarizes the operations of Fund II-III-VI-VII, in which the partnership holds an interest through its investment in Fund II-III Associates – Brookwood, for the three and nine months ended September 30, 2002 and 2001:
	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001

Fund II-III-VI-VII Associates	$140,100	$215,407	$20,320	$84,664	$1,839	*	$7,672	*

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001

Fund II-III-VI-VII Associates	$498,567	$631,698	$140,517	$175,834	$12,717	*	$15,935	*

*	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates - Brookwood as equity in income of joint ventures, which is classified as revenue.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The following information summarizes the operations of the property, which is owned by one of the above joint ventures and significant to the Partnership, for the three and nine months ended September 30, 2002 and 2001. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001:
	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reciprocal Group Building	$144,584	$144,584	$47,170	$44,546	$26,944	$25,485

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reciprocal Group Building	$433,756	$385,555	$134,395	$161,233	$76,887	$92,241

3.       DISCONTINUED OPERATIONS

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of (loss) income for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. The Greenville Center property was sold on September 30, 2002.

Condensed financial information of the results of operations for the real estate assets sold, which are included in discontinued operations in the accompanying statements of (loss) income, is presented below:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Total property revenues	$44,830	$48,744	$141,532	$223,164

Operating costs-rental property, net of Tenant reimbursements	43,778	42,365	144,987	146,029
Depreciation	0	44,384	89,294	137,242
Management and leasing fees	at11,386	5,511	18,304	27,608

Total expenses	55,164	92,260	252,585	310,879

Operating loss	(10,334)	(43,516)	(111,053)	(87,715)
Impairment loss	(96,000)	0	(469,750)	0
Loss on disposition	(24,393)	0	(24,393)	0

Loss from discontinued operations	$(130,727)	$(43,516)	$(605,196)	$(87,715)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         (b) Results of Operations

Revenues
Gross revenues decreased to $68,228 for the nine months ended September 30, 2002, compared to $464,669 for the same period in 2001, due to decreased equity in income generated from joint ventures resulting from (i) a reduction in occupancy of Boeing at the Atrium beginning in December 2001, (ii) reduced rental rates for Brookwood Grill, (iii) decreases in occupancy of the Holcomb Bridge Property experienced during the preceding twelve months, (iv) increased property insurance rates and repair expenses for the Stockbridge Village Center, (v) reduced operating cost reimbursement billings to tenants of the Reciprocal Group Building during the first half of 2002, and (vi) decreased occupancy at Stockbridge Village Center during the third quarter of 2002, partially offset by (i) an increase in occupancy rates for the Reciprocal Group Building during the first quarter of 2001, and (ii) receivables due from tenants at the Holcomb Bridge Property, which were written -off in 2001 and collected in 2002. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium, which commenced on September 1, 2002, extends for a term of 73 months and provides annual base rent payable of $1,483,697, or $15.75 per square foot. In October 2002, Boeing exercised an option to lease an additional 11,515 square feet comprising approximately half of the first floor for the same rental rate and lease term as that for the top three floors. The lease for the additional space on the first floor is estimated to commence in mid-November 2002.

Expenses
Expenses remained relatively constant at $70,938 for the nine months ended September 30, 2002 compared to $71,152 for the same period in 2001.

Discontinued Operations
The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of (loss) income for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. The Greenville Center property was sold on September 30, 2002.

Condensed financial information of the results of operations for the real estate assets sold, which are included in discontinued operations in the accompanying statements of (loss) income, is presented below:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Total property revenues	$44,830	$48,744	$141,532	$223,164

Operating costs-rental property, net of Tenant reimbursements	43,778	42,365	144,987	146,029
Depreciation	0	44,384	89,294	137,242
Management and leasing fees	11,386	5,511	18,304	27,608

Total expenses	55,164	92,260	252,585	310,879

Operating loss	(10,334)	(43,516)	(111,053)	(87,715)
Impairment loss	(96,000)	0	(469,750)	0
Loss on disposition	(24,393)	0	(24,393)	0

Loss from discontinued operations	$(130,727)	$(43,516)	$(605,196)	$(87,715)

As a result, net (loss) income was $(607,906) for the nine months ended September 30, 2002, as compared to net income of $305,802 for the same period in 2001.

Distributions
The Partnership has reserved distributions to the Class A limited partners for the first, second and third quarters of 2002 due to the reasons described in the preceding section. Distributions were made to the limited partners holding Class A units of $0.05 per unit with respect to the nine months ended September 30, 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No cash distributions have been made to the limited partners holding Class B units or to the General Partners during these periods.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions are likely to be reinstated following the completion of funding expenditures related to the Boeing Project estimated at approximately $500,000. Currently, the Boeing Project is scheduled to be completed during the fourth quarter of 2002.

         (c) Liquidity and Capital Resources

Net cash flows used in operating activities increased to $80,616 for the nine months ended September 30, 2002, from $37,257 for the nine months ended September 30, 2001, primarily due to a change in the timing of utilizing and paying for current assets and current liabilities associated with the Greenville Center. Net cash provided by investing activities increased to $2,419,787 for 2002, compared to $361,300 for 2001, primarily as a result of sales proceeds received from the sale of

Greenville Center, partially offset by contributing additional capital to joint ventures in order to fund tenant improvements for the Boeing Project related to re-leasing 76% of the building effective September 1, 2002. Net cash used in financing activities decreased to $0 for 2002 compared to $614,906 for 2001 as a result of withholding funds otherwise distributable to limited partners in order to fund tenant improvements for Boeing at the Atrium in 2002.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

Rather than being distributed to the limited partners, the Partnership is holding the net proceeds generated from the sale of Greenville Center as it evaluates the capital needs of the existing properties, in which it holds an interest through investments in joint ventures, in connection with positioning the such properties for sale in the market. Upon completing this evaluation, the Partnership will distribute the net proceeds not utilized to satisfy capital needs of existing properties to the partners in accordance with the terms of the Partnership Agreement. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

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

         (d) Critical Accounting Policies

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

The Partnership recognized impairment losses of $373,750 and $96,000 on its investment in Greenville Center during the second and third quarters of 2002, respectively, which are included in the total loss on disposition in the accompanying statement of (loss) income for the nine months ended September 30, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)
By:	WELLS CAPITAL,INC.
(Corporate General Partners)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS,III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the Greenville Center dated July 1, 2002

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002