Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND III L P
filed 2003-03-31
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

F

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

(Title of Class)

CLASS B UNITS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Aggregate market value of the voting stock held by non-affiliates:                         Not Applicable

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

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 “Compensation of General Partners and Affiliates” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

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

ITEM 2.    PROPERTIES

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, through September 30, 2002. On this date, the Partnership sold Greenville Center to East Carolina University Real Estate Foundation, Inc., an unrelated third-party, for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sale proceeds of $2,271,187 and recognized a loss of $494,143.

As of December 31, 2002, the Partnership owned interests in all of its real estate through the following affiliated joint ventures listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund II-III Associates Atrium	• Fund II-IIOW Associates* • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four story office building located in Houston Texas	81%	100%	100%	100%	100%

Fund II-III Associates— Brookwood	• Fund II-IIOW Associates* • Wells Real Estate Fund III, L.P.	2. Brookwood Grill A restaurant located in Fulton County, Georgia	100%	100%	100%	100%	100%

Fund II-III-VI-VII Associates	• Fund II-III Associates—Brookwood • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia	60%	89%	92%	100%	94%

Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia	100%	100%	100%	95%	93%

		5. Reciprocal Group Building An office building located in Richmond, Virginia	100%	100%	0%	100%	100%

*Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II (“Wells Fund II) and Wells Real Estate Fund II-OW (“Wells Fund IIOW”) Wells Fund II and Wells Fund IIOW are public limited partnerships affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II and Wells Fund IIOW are substantially identical to those of the Partnership.

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership accounts for its investments in joint ventures using the equity method of accounting. Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the footnotes to the financial statements included herein.

As of December 31, 2002, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership held an interest through investments in joint ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2003	3	7,289	$107,128	$41,588	2.50%	2.43%
2004	5	10,834	183,311	56,791	3.72	4.16
2005	7	13,648	248,119	86,371	4.68	5.62
2006	3	11,896	255,443	23,117	4.08	5.79
2007	4	12,321	240,326	137,491	4.23	5.45
2008(1)	5	121,155	1,955,263	807,319	41.55	44.33
2009(2)	1	43,000	639,903	366,089	14.75	14.51
2011(3)	1	63,986	492,692	281,869	21.94	11.17
2012	2	7,440	288,492	110,964	2.55	6.54

	31	291,569	$4,410,677	$1,911,599	100.00%	100.00%

(1)	Boeing lease (106,014 square feet).
(2)	Reciprocal Group lease (43,000 square feet).
(3)	Kroger lease (63,986 square feet) at Stockbridge Village Shopping Center.

The joint ventures and properties in which the Partnership owned an interest as of December 31, 2002 are further described below:

Boeing at the Atrium

On April 3, 1989, the Partnership formed Fund II-III Associates-Atrium with an existing joint venture, Fund II-IIOW Associates. In April 1989, Fund II-III Associates-Atrium acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the city of Nassau Bay, Harris County, Texas, known as “Boeing at the Atrium”.

On March 3, 1997, the Boeing Company entered into a five year lease, with an option to renew for an additional five year term, for the entire Boeing at the Atrium building. Under this lease, Boeing was required to pay base rent of $12.25 per square foot for the first three years and $12.50 per square foot for the final two years of initial lease term. Upon expiration of the initial lease term in March 2002, Boeing negotiated a new lease, the terms of which are described below.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium, (94,203 sq ft) with annual rent of $1,483,698 commencing on September 1, 2002 for approximately six years. Boeing has since entered into the following three amendments: amendment #1—to lease an additional 296 square feet with annual rent of $4,662, commencing October 1, 2002, amendment #2—to lease an additional 11,515 square feet with annual rent, of $181,365 commencing January 6, 2003, and amendment #3—to lease an additional 10,449 square feet with annual rent of $164,572, estimated to commence July 1, 2003. Upon commencement of occupancy pursuant to Amendment #3, occupancy of this property will increase to 100%.

As of December 31, 2002, the Partnership and Fund II-IIOW Associates had made total capital contributions to Fund II-III Associates-Atrium for equity interests of approximately 39% and 61%, respectively.

The average effective rental rate per square foot was $6.05 for 2002, $12.35 for 2001, $12.34 for 2000, and $12.35 for 1999 and 1998.

Brookwood Grill

On January 31, 1990, Fund II-IIOW Associates acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the “Brookwood Grill Property”) for $1,848,561, including acquisition and closing costs. Concurrently, the Partnership entered into a second joint venture agreement Fund II-IIOW Associates, known as Fund II-III Associates-Brookwood Grill.

On September 20, 1991, Fund II-IIOW Associates contributed the Brookwood Grill Property, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to Fund II-III Associates-Brookwood Grill. As of September 20, 1991, Fund II-IIOW Associates had expended approximately $2,128,000 for the land acquisition and development of Brookwood Grill.

In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and construction of a 7,440 square foot restaurant, which opened in March 1992, is similar in concept to Houston’s, Ruby Tuesday, and TGI Fridays’, this lease includes an initial term of 9 years and 11 months, which expires on February 29, 2012. The tenant has the option to exercise two additional five-year renewal options upon expiration. Fund II-III Associates-Brookwood has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements.

The average effective rental rate per square foot was $27.04 for 2002, $31.56 for 2001, $30.22 for 2000 and 1999, and $30.26 for 1998.

As of December 31, 2002, the Partnership and Fund II-IIOW Associates had made total contributions to Fund II-III Associates-Brookwood of approximately $1,330,000 and $2,128,000, respectively, for the acquisition and development of the Brookwood Grill. Accordingly, the Partnership holds an equity interest of approximately 38%, and Fund II-IIOW Associates holds an equity interest of approximately 62% in Fund II-III Associates-Brookwood as of December 31, 2002.

On January 10, 1995, Fund II-III Associates-Brookwood contributed the remaining 4.3 undeveloped acres of land comprising the Brookwood Grill Property to a new joint venture, Fund II-III-VI-VII Associates, as further described below.

Holcomb Bridge Property

In January 1995, Fund II-III Associates-Brookwood contributed to Fund II-III-VI-VII Associates approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (“the Brookwood Property”) including land improvements for the development and construction of two buildings with a total of 49,534 square feet. Once constructed, this property became known as the Holcomb Bridge Property.

As of December 31, 2002, nine tenants occupied approximately 60% of the Holcomb Bridge Property, with only one tenant, Bertucci’s Restaurant, occupying more than 10% of the space at 5,935 square feet. The

Bertucci’s Restaurant lease currently requires annual base rental payments of $127,850 and expires on February 28, 2006. Occupancy declined by approximately 29% during 2002, which resulted in a corresponding decrease in revenues of approximately $203,000. Certain leases have been executed that provide for commencement in 2003, and will result in additional revenues of approximately $45,000 for 2003. Management is actively seeking replacement tenants for the vacant space at this property.

The average effective annual rental rate per square foot was $12.97 for 2002, $17.07 for 2001, $17.55 for 2000, $19.36 for 1999, and $17.63 for 1998.

As of December 31, 2002, the joint venture partners had contributed the following amounts and held the following equity interests in Fund II-III-VI-VII Associates: (i) Fund II-III Associates-Brookwood—$1,729,116, in land and improvements, for an interest of approximately 24%, (ii) Wells Fund VI—$1,929,541 for an interest of approximately 26%, (iii) Wells Real Estate Fund VII, L.P.—$3,525,041 for an interest of approximately 50%.

Fund III-IV Associates

On March 27, 1991, the Partnership and Wells Real Estate Fund IV, L.P., (“Wells Fund IV”), a public limited partnership affiliated with the Partnership through common general partners formed Fund III-IV Associates. The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership had contributed $8,357,551 and Wells Fund IV had contributed $6,415,731 to Fund III-IV Associates for equity interests of approximately 57% and 43%, respectively. The Partnership owns interests in the following two properties through Fund III-IV Associates.

Stockbridge Village Shopping Center

On April 4, 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contains approximately 112,891 square feet, of which approximately 63,986 square feet are occupied by the Kroger Company, a retail grocery chain. Kroger is the only tenant in occupancy of more than ten percent of the rentable square feet of this property. The Kroger lease is for an initial term of 20 years, commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease is $492,692. The remaining 48,794 square feet are comprised of 16 separate retail spaces and 3 free-standing retail buildings. As of December 31, 2002, the Partnership had contributed a total of $4,574,247 and Wells Fund IV had contributed a total of $5,114,502 to fund the total costs of $9,688,749 related to the acquisition and development of the Stockbridge Village Shopping Center.

The average effective annual rental rate per square foot was $11.32 for 2002, $11.82 for 2001, $11.29 for 2000, $11.23 for 1999, and $10.82 for 1998.

Reciprocal Group Building

The Reciprocal Group Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia, which was acquired by Fund III-IV Associates on July 1, 1992, for a purchase price of $4,689,106 including acquisition and closing costs. As of December 31, 2002, the Partnership had contributed $3,783,304 and Wells Fund IV had contributed $1,301,229 to Fund III-IV Associates for the acquisition of the Reciprocal Group Building.

General Electric, the previous tenant, elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased 100% of this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. The total cost of refurbishments, tenant improvements and building maintenance was $1,407,002. These costs were funded out of cash from operations otherwise distributable to the Partnership and Wells Fund IV, which caused a substantial reduction in distributions paid to the Partnership from Fund III-IV Associates and, consequently, distributions payable from the Partnership to the Limited Partners in 2000. The Partnership funded $570,914 as its share of these improvements, which were fully funded as of December 31, 2001.

The average effective annual rental rate per square foot was $13.45 for 2002, $12.83 for 2001, $3.07 for 2000 and $12.27 for 1999 and 1998.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Partnership had 19,636,000 outstanding Class A Units held by a total of 2,293 Limited Partners and 2,544,540 outstanding Class B Units held by a total of 198 Limited Partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $0.76 per Class A Unit and $0.76 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

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

Net Cash From Operations to the Limited Partners is distributed on a annual basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners during the two most recent fiscal years were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March, 31, 2001	$318,939	$0.01	$0.01	$0.01	$0.00
June 30, 2001	$294,716	$0.00	$0.00	$0.01	$0.00
September 30, 2001	$294,503	$0.00	$0.00	$0.01	$0.00
December 31, 2001	$—	$0.00	$0.00	$0.00	$0.00
March, 31, 2002	$—	$0.00	$0.00	$0.00	$0.00
June 30, 2002	$—	$0.00	$0.00	$0.00	$0.00
September 30, 2002	$—	$0.00	$0.00	$0.00	$0.00
December 31, 2002	$232,801	$0.01	$0.00	$0.00	$0.00

Distributions were reserved from the fourth quarter of 2001 through the fourth quarter of 2002 in order to fund leasing commissions and tenant improvements related to the new Boeing lease renewals described in Item 2 above.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998:

	2002	2001	2000	1999	1998
Total assets	$13,576,655	$14,008,457	$14,532,100	$14,962,288	$15,900,936
Total revenues	291,761	611,187	242,259	581,803	535,800
Net income (loss) from continuing operations	166,299	510,230	163,704	503,310	442,861
Net (loss) income from discontinued operations	(601,854)	(134,788)	170,583	204,102	206,146
Net income allocated to General Partners	—	—	—	—	—
Net (loss) income allocated to Class A Limited Partners	(435,555)	375,442	334,827	674,433	608,058
Net income (loss) allocated to Class B Limited Partners	—	—	—	34,979	40,949
Net (loss) income per Class A Limited Partner Unit	$(0.02)	$0.02	$0.02	$0.03	$0.03
Net income per Class B Limited Partner Unit	0.00	0.00	0.00	0.01	0.02
Cash distributions to investors per Class A Limited Partner Unit:
Investment income	0.01	0.02	0.01	0.04	0.04
Return of capital	0.00	0.03	0.01	0.04	0.04
Return of capital per Class B Limited Partner Units	0.00	0.00	0.00	0.01	0.02
Cash distribution to General Partners	0.00	0.00	0.00	0.00	0.00

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF

                   OPERATION

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

(a) Forward Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b) Results of Operations

Gross Revenues of the Partnership

Gross revenues of the Partnership were $291,761, $611,187, and $242,259 for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 decrease from 2001 and the 2001 increase from 2000 resulted from the corresponding changes in equity in income of joint ventures as further described below. As further described below, the results of operations of the Greenville Center, which was sold during 2002, are included in (loss) income from discontinued operations for all periods presented.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to a reduction in rental and reimbursement revenues for Boeing at the Atrium of approximately $376,000. Rental revenues were not recognized from the expiration of Boeing’s original lease, March 2002, until Boeing took occupancy of the top three floors of the building upon completion of the related tenant build-out required under the new lease. Such gross revenues increased in 2001, as compared to 2000, primarily due to the releasing of the Reciprocal Building effective February 1, 2001; whereas, the property was vacant for approximately nine months during 2000.

Expenses of Joint Ventures

The expenses incurred by the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to a partial year vacancy in 2002 for Boeing at the Atrium, which is further described in the preceding section. Joint venture expenses remained relatively stable in 2001, as compared to 2000. As further described below, expenses generated from Greenville Center are included in (loss) income from discontinued operations for all periods presented.

Expenses of the Partnership

Total expenses of the Partnership were $125,462 for the year ended December 31, 2002, as compared to $100,957 for 2001 and $78,555 for 2000. The 2002 increase from 2001 resulted primarily from an increase in administrative salaries and legal and accounting fees. The 2001 increase from 2000 resulted primarily from increases in administrative salaries, computer costs, and legal and accounting fees.

Accordingly, net (loss) income was at $(435,555), $375,442, and $334,287 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of (loss) income, is summarized below:

	2002	2001	2000
Total property revenues	$156,687	$274,470	$618,315

Operating costs-rental property	160,142	212,539	198,112
Depreciation	89,294	176,067	185,384
Management and leasing fees	18,304	20,652	64,236

Total expenses	267,740	409,258	447,732

Operating (loss) income	(111,053)	(134,788)	170,583
Impairment loss	(469,750)	—	—
Loss on disposition	(21,051)	—	—

(Loss) income from discontinued operations	$(601,854)	$(134,788)	$170,583

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows provided by (used in) operating activities was ($92,881) for 2002, ($44,035) for 2001, and $292,753 for 2000. The 2002 decrease from 2001 is primarily due to selling costs paid in connection with the sale of Greenville Center. The 2001 decrease from 2000 is due primarily to a decrease in operating cash flows generated by the sale of Greenville Center on September 30, 2001.

Cash Flows Used In Investing Activities

Net cash flows provided by investing activities was $2,571,078, $678,733 and $760,353 for 2002, 2001, and 2000, respectively. The 2002 increase from 2001 resulted primarily from net proceeds of approximately $2,275,000 received from the 2002 sale of Greenville Center. The 2001 decrease from 2000 is primarily due to an increase in contributions to Fund III-IV Associates in order to complete funding of tenant improvements for the Reciprocal Group Building, offset by additional distributions received from Fund III-IV Associates upon commencement on the new Reciprocal Group lease in February 2001; whereas, the property remained vacant for approximately 9 months in 2000.

Cash Flows From Financing Activities

Net cash flows used in financing activities was $0, $909,408 and $772,166 for 2002, 2001 and, 2000, respectively. The 2002 decrease from 2001 is primarily due to a contribution of $757,898 made to Fund II-II Associates-Atrium in order to fund the Partnership’s share of the tenant build-out and leasing costs paid in connection with the new Boeing lease. The 2001 increase from 2000 is primarily due to an increase in distributions received from joint ventures and a decrease in investments made in Greenville Center during the period.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.01, $0.05 and $0.02 per unit for the years ended December 31, 2002, 2001 and, 2000 respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners. Distributions to limited partners holding Class A units were reserved for the first three quarters and declared at 4.5% per annum for the fourth quarter of 2002 in order to fund the Partnership’s portion of build-out and leasing costs related to the Boeing renewals described in Item 2 above. The Partnership anticipates increasing distributions during 2003 upon the completion of funding for these costs.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the net proceeds generated from the sale of Greenville Center will be held in reserve as the Partnership continues to evaluate the capital needs of the existing properties in which it holds an interest, through investments in joint ventures, in consideration of the best interests of the limited partners. Upon completing this evaluation, the Partnership anticipates distributing the reserves not otherwise utilized to the limited partners in accordance with the terms of the Partnership Agreement in 2003.

(d) Related-Party Transactions

Management and Leasing Fees

In consideration for the management and leasing of the Partnership’s properties, the Partnership pays Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners, management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years),

1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees, at the joint venture level, of $102,050, $184,541 and $228,176 for the years ended December 31, 2002, 2001 and 2000, respectively

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001 and 2000, the Partnership reimbursed $42,383, $38,847 and $32,100, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated fair value, less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations.

Using the criterion outlined above, the Partnership evaluated the carrying value of its investment in Greenville Center on a held for use basis as of June 30, 2002 and, accordingly, recognized an impairment loss of $373,750 in the second quarter of 2002. Upon executing the purchase-sale agreement for the sale of Greenville Center during the third quarter of 2002, the Partnership evaluated the carrying value of its investment in Greenville Center on a held for sale basis, which resulted in the recognition of an additional impairment loss of $96,000 in the third quarter of 2002. Total impairment losses of $469,750 are included in losses from discontinued operations in the accompanying statement of income (loss) for the year ended December 31, 2002. There has been no impairment of value of real estate assets in which the Partnership has an ownership interest through joint ventures.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses,

discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets and net income of the Partnership.

(g) Subsequent Event

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital Inc., L.P.

The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia, 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., the parent company of Wells Capital, Inc., and the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002:

Name of Individual or Number in Group	Capacities in which served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager-Management and Leasing Fees	$102,050(1)

(1)	The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2002 but not actually paid until January, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                     MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	24,392.79 Units (IRA, 401 (k) and Profit Sharing)	Less than 1%
Class B Units	Leo F. Wells, III	1,750.00 Units (IRA, 401 (k) and Profit Sharing)	Less than 1%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 2002, the General Partners received no cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners received no distribution from net sales proceeds.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 2002, Wells Management Company, Inc’s compensation totaled $102,050 in management and leasing fees. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2002, no real estate commissions were paid to the General Partners.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	The Financial Statements are contained on pages F-2 through F-58 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	Financial Statement Schedule III

Information with respect to this item begins on Page F-35 of this Annual Report on Form 10-K.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	On October 15, 2002, the Partnership filed a Current Report on Form 8-K dated September 30, 2002 reporting the sale of the Greenville Center.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	See item (a) (2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2003 March 31, 2003

WELLS REAL ESTATE FUND III, L.P.

(Registrant)

By: WELLS CAPITAL, INC.

(Corporate General Partners)

/S/    LEO F. WELLS, III

Leo F. Wells, III

President

/S/    DOUGLAS P. WILLIAMS

Douglas P. Williams

Principal Financial Officer

of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/S/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining
disclosure	controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of the corporate General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ DOUGLAS P. WILLIAMS
Dated: March 31, 2003		Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT BEEN

REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND III, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*4	(a)	Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Registration Statement of Wells Real Estate Fund III, L.P., Exhibit B to the Prospectus, File No. 33-24063)

*4	(b)

Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit 4(a) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*4	(c)

Second Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit 4(a) to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*4	(d)

Third Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(b)

Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(c)

Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(d)

Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(e)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for

the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(f)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(g)

Custodial Agency Agreement between Registrant and Citizens and Southern Trust Company (Georgia), National Association dated January 1, 1990 (Exhibit to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(h)

Purchase Agreement for the Acquisition of the Greenville Property dated April 10, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(i)	Development Agreement with ADEVCO Corporation dated June 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(j)	Construction Contract with McDevitt & Street Company dated May 31, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(k)	Lease with International Business Machines Corporation dated May 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(l)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(m)

Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(n)

Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(o)

Fund III and Fund IV Associates Joint Venture Agreement dated March 27, 1991 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(p)

Agreement of Purchase and Sale dated October 31, 1990 between 675 Industrial Park, Ltd. and The Vlass-Fotos Group, Inc. (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(q)

Lease dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(r)

Lease Agreement dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(j) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(s)

First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(t)

First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(u)

Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(v)

First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(w)

Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(x)

Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(y)

Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund III, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1994, File No. 0-18407)

*10	(z)	Joint Venture Agreement of Fund II, III, VI and VII Associates (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31,1995, File No. 0-23656)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa)) to the Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(bb)	Purchase and Sale Agreement for the Greenville Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2002, File No. 0-18407)

*10	(cc)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(dd)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ee)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ff)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund III, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund III, L.P. (a Georgia public limited partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2003

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
REAL ESTATE ASSETS, at cost:
Land	$—	$576,350
Building and improvements, less accumulated depreciation of $0 and $1,434,858 at December 31, 2002 and 2001, respectively	—	2,286,693

Total real estate assets	—	2,863,043
INVESTMENT IN JOINT VENTURES	10,722,303	10,655,517
CASH AND CASH EQUIVALENTS	2,612,963	134,766
DUE FROM JOINT VENTURES	241,190	334,616
PREPAID EXPENSES AND OTHER ASSETS, net	199	20,515

Total assets	$13,576,655	$14,008,457

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$238,320	$5,519
Accounts payable and accrued expenses	27,245	23,492

Total liabilities	265,565	29,011

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited partners:
Class A—19,635,965 units issued and outstanding	13,311,090	13,979,446
Class B—2,544,540 units issued and outstanding	—	—

Total partners’ capital	13,311,090	13,979,446

Total liabilities and partners’ capital	$13,576,655	$14,008,457

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$273,251	$602,145	$232,205
Interest income	16,601	9,042	10,054
Other income	1,909	—	—

	291,761	611,187	242,259

EXPENSES:
Partnership administration	74,489	64,276	55,182
Legal and accounting	42,648	21,153	15,900
Other general and administrative	8,325	15,528	7,473

	125,462	100,957	78,555

NET INCOME FROM CONTINUING OPERATIONS	166,299	510,230	163,704

DISCONTINUED OPERATIONS:
Operating loss	(111,053)	(134,788)	170,583
Impairment loss	(469,750)	—	—
Loss on disposition	(21,051)	—	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(601,854)	(134,788)	170,583

NET (LOSS) INCOME	$(435,555)	$375,442	$334,287

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(435,555)	$375,442	$334,287

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(0.02)	$0.02	$0.02

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.01	$0.05	$0.02

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	19,635,965	$14,521,435	2,544,540	$—	$14,521,435
Net income	—	334,287	—	—	334,287
Partnership distributions	—	(343,560)	—	—	(343,560)

BALANCE, December 31, 2000	19,635,965	14,512,162	2,544,540	—	14,512,162
Net income	—	375,442	—	—	375,442
Partnership distributions	—	(908,158)	—	—	(908,158)

BALANCE, December 31, 2001	19,635,965	13,979,446	2,544,540	—	13,979,446
Net loss	—	(435,555)	—	—	(435,555)
Partnership distributions	—	(232,801)	—	—	(232,801)

BALANCE, December 31, 2002	19,635,965	$13,311,090	2,544,540	$—	$13,311,090

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$166,299	$510,230	$163,704

Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Equity in income of Joint Ventures	(273,251)	(602,145)	(232,205)
Changes in assets and liabilities:
Due from affiliates	—	3,216	(3,216)
Accounts receivable	—	5,313	9,176
Prepaid expenses and other assets, net	20,316	(3,567)	5,968
Accounts payable	3,753	10,323	7,691

Net cash used in continuing operations	(82,883)	(76,630)	(48,882)
Net cash (used in) provided by discontinued operations	(9,998)	32,595	341,635

Net cash (used in) provided by operating activities	(92,881)	(44,035)	292,753
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	—	(24,619)	(68,865)
Net proceeds from sale of real estate	2,271,187
Investment in Joint Ventures	(757,900)	(502,342)	(216,683)
Distributions received from Joint Ventures	1,057,791	1,205,694	1,045,901

Net cash provided by investing activities	2,571,078	678,733	760,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid from accumulated earnings	—	(332,890)	(334,944)
Partnership distributions paid in excess of accumulated earnings	—	(576,518)	(437,222)

Net cash used in financing activities	—	(909,408)	(772,166)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,478,197	(274,710)	280,940
CASH AND CASH EQUIVALENTS, beginning of year	134,766	409,476	128,536

CASH AND CASH EQUIVALENTS, end of year	$2,612,963	$134,766	$409,476

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$241,190	$334,616	$231,630

Partnership distributions payable	$238,320	$5,519	$6,769

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund III, L.P. (the “Partnership”) is a public limited partnership organized on July 31, 1988 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the “Company”). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, through September 30, 2002. On this date, the Partnership sold Greenville Center to East Carolina University Real Estate Foundation, Inc., an unrelated third-party, for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sales proceeds of $2,271,187 and recognized an impairment loss of $469,750 and additional loss on sale of $21,051.

The Partnership owns interests in the remainder of its real estate assets through joint ventures with other affiliated Wells Real Estate Funds (the “Joint Ventures”). As of December 31, 2002, the Partnership owned interests in the following five properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Fund II-III Associates—Atrium	• Fund II-IIOW Associates* • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four story office building located in Houston Texas

Fund II-III Associates—Brookwood	• Fund II-IIOW Associates* • Wells Real Estate Fund III, L.P.	2. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	• Fund II-III Associates—Brookwood • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia 5. Reciprocal Group Building An office building located in Richmond, Virginia

*	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Each of the above properties was acquired on an all cash basis.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners until all limited partners have received 100% of their adjusted capital contributions, as defined

•	To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis

•	To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contributions, as defined

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To all general partners until they have received 100% of their capital contributions, as defined

•	Thereafter, 85% to the limited partners and 15% to the general partners

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Partnership’s real estate assets by class are as follows:

Buildings	25 years
Building improvements	5-25 years
Land improvements	10-25 years
Tenant Improvements	Lease term

Effective January 1, 2002, the Partnership adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management reviews each of the properties in which the Partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated fair value, less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations.

Using the criterion outlined above, the Partnership evaluated the carrying value of its investment in Greenville Center on a held for use basis as of June 30, 2002 and, accordingly, recognized an impairment loss of $373,750 in the second quarter of 2002. Upon executing the purchase-sale agreement for the sale of Greenville Center during the third quarter of 2002, the Partnership evaluated the carrying value of its investment in Greenville Center on a held for sale basis, which resulted in the recognition of an additional impairment loss of $96,000 in the third quarter of 2002. Total impairment losses of $469,750 are included in losses from discontinued operations in the accompanying statement of income (loss) for the year ended December 31, 2002.

Investment in Joint Venture

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Rental Income

The future minimum rental income due Fund II and III Associates—The Atrium under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$1,681,721
2004	1,681,721
2005	1,681,721
2006	1,681,721
2007	1,681,721
Thereafter	420,430

$8,829,035

One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund II and III Associates—Brookwood Grill under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$221,400
2004	226,932
2005	232,608
2006	238,416
2007	244,380
Thereafter	1,086,242

$2,249,978

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases is as follows:

Year ended December 31:
2003	$469,083
2004	427,620
2005	337,710
2006	105,580
2007	—
Thereafter	—

$1,339,993

Three tenants contributed approximately 21%, 20% and 10% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 30% of future minimum rental income.

The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,724,002
2004	1,665,332
2005	1,586,752
2006	1,542,813
2006	1,392,424
Thereafter	2,696,460

$10,607,783

Two tenants contributed approximately 29% and 27% of rental income for the year ended December 31, 2002. In addition, two tenants will contribute approximately 41% and 34% of future minimum rental income.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the Joint Ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Restatement

The Partnership and its Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their consolidated statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Partnership and its Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

2.    RELATED-PARTY TRANSACTIONS

Due from affiliates at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments with respect to the fourth quarters of 2002 and 2001, respectively, as follows:

	2002	2001
Fund III and IV Associates	$201,112	$233,731
Fund II and III Associates—The Atrium	0	77,030
Fund II and III Associates—Brookwood Grill	40,079	23,855

	$241,191	$334,616

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for the management and leasing of the Partnership’s properties, the Partnership and its joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

The Partnership and its Joint Ventures incurred management and leasing fees of $102,050, $184,541, and $228,176 for the years ended December 31, 2002, 2001 and 2000, respectively, which were paid to Wells Management.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Partnership reimbursed $42,383, $38,847 and $32,100 to the Company and its affiliates for these services.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.    DISCONTINUED OPERATIONS

The Partnership adopted Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of (loss) income for all periods presented. The Greenville Center property was sold on September 30, 2002.

The results of discontinued operations of Greenville Center included in the accompanying statements of income (loss) are summarized below:

	2002	2001		2000
Total property revenues(1)	$156,687	$274,470	(1)	$618,315	(1)

Operating costs-rental property(1)	160,142	212,539	(1)	198,112	(1)
Depreciation	89,294	176,067		185,384
Management and leasing fees	18,304	20,652		64,236

Total expenses	267,740	409,258		447,732

Operating (loss) income	(111,053)	(134,788)		170,583
Impairment loss	(469,750)	—		—
Loss on disposition	(21,051)	—		—

(Loss) income from discontinued operations	$(601,854)	$(134,788)		$170,583

(1)	Amounts have been restated to reflect tenant reimbursements of $5,558 in 2001 and $42,312 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement section of Note 1.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

4.    INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001, respectively, are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund III and IV Associates	$6,725,376	57%	$7,079,433	57%
Fund II and III Associates—The Atrium	3,010,438	36	2,545,024	36
Fund II and III Associates—Brookwood Grill	986,489	38	1,031,060	38

	$10,722,303		$10,655,517

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Ventures, beginning of year	$10,655,517	$10,862,922
Equity in income of Joint Ventures	273,251	602,145
Contributions to Joint Ventures	757,900	502,342
Distributions from Joint Ventures	(964,365)	(1,311,892)

Investment in Joint Ventures, end of year	$10,722,303	$10,655,517

Fund II and Fund III Associates

On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. (“Fund III”) known as Fund II and Fund III Associates for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and Fund III Associates acquired the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and II-OW contributed its interest in a 5.8-acre parcel of land known as 880 Holcomb Bridge located in Roswell, Georgia, to Fund II and Fund III Associates. A restaurant was developed on 1.5 acres of 880 Holcomb Bridge and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of 880 Holcomb Bridge were transferred at cost to the Fund II, III, VI, and VII Associates joint venture, a joint venture partnership between Fund II and Fund III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. Fund II and Fund III Associates’ investment in this transferred parcel of 880 Holcomb Bridge was $1,134,506 and $1,210,117 at December 31, 2002 and 2001, respectively, which represents a 24% interest for each year.

Following is selected financial information for Fund II and Fund III Associates’ interest in the Atrium Building:

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,504,743	$1,504,743
Building and improvements, less accumulated depreciation of $8,533,223 in 2002 and $7,889,603 in 2001	6,018,432	5,572,282

Total real estate assets	7,523,175	7,077,025
Cash and cash equivalents	503,926	211,954
Accounts receivable	492,243	5,346
Prepaid expenses and other assets, net	449,114	78,954

Total assets	$8,968,458	$7,373,279

Liabilities and Owners’ Equity
Liabilities:
Accounts payable and accrued expenses	$538,297	$100,365
Deferred rent	123,675	—
Owner distributions payable	—	169,050

Total liabilities	661,972	269,415

Owners’ equity:
Fund II and Fund II-OW	5,296,047	4,558,840
Wells Fund III	3,010,439	2,545,024

Total owners’ equity	8,306,486	7,103,864

Total liabilities and owners’ equity	$8,968,458	$7,373,279

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Statements of (Loss) Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$710,919	$1,470,144	$1,468,784
Reimbursement income (1)	58,799	262,078 (1)	119,384 (1)
Interest income	1,730	7,730	—

	771,448	1,739,952	1,588,168

Expenses:
Depreciation	643,620	776,116	877,240
Operating costs	619,591	860,044	843,128
Management and leasing fees	143,757	190,978	185,035
Partnership administration	93,547	37,930	14,841
Legal and accounting	26,708	9,002	5,250

	1,527,223	1,874,070	1,925,494

Net loss	$(755,775)	$(134,118)	$(337,326)

Net loss allocated to Fund II and Fund II-OW Associates	$(463,291)	$(82,214)	$(206,781)

Net loss allocated to Wells Real Estate Fund III, L.P.	$(292,484)	$(51,904)	$(130,545)

(1)	Amounts have been restated to reflect tenant reimbursements of $262,078 in 2001 and $119,384 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Statements of Owners’ Equity

for the Years Ended December 31, 2002, 2001 and 2000

	Fund II and Fund II-OW Associates	Wells Real Estate Fund III, L.P.	Total Owners’ Equity
Balance, December 31, 1999	$5,615,740	$3,212,263	$8,828,003
Net loss	(206,781)	(130,545)	(337,326)
Distributions	(354,232)	(223,633)	(577,865)

Balance, December 31, 2000	5,054,727	2,858,085	7,912,812
Net loss	(82,214)	(51,904)	(134,118)
Distributions	(413,673)	(261,157)	(674,830)

Balance, December 31, 2001	4,558,840	2,545,024	7,103,864
Net loss	(463,291)	(292,484)	(755,775)
Distributions	1,200,498	757,899	1,958,397

Balance, December 31, 2002	$5,296,047	$3,010,439	$8,306,486

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(755,775)	$(134,118)	$(337,326)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	643,620	776,116	877,240
Amortization of deferred lease acquisition costs	101,742	89,745	89,744
Changes in assets and liabilities:
Accounts receivable	(486,897)	17,856	6,816
Prepaid expenses and other assets, net	44,300	(45,300)	—
Accounts payable	561,607	(3,956)	102,520

Total adjustments	864,372	834,461	1,076,320

Net cash provided by operating activities	108,597	700,343	738,994
Cash flows from investing activities:
Investment in deferred lease acquisition costs	(516,202)	—	—
Investment in real estate assets	(1,089,770)	(73,696)	(58,200)

Net cash used in investing activities	(1,605,972)	(73,696)	(58,200)
Cash flows from financing activities:
Contributions from joint venture partners	1,958,397	—	—
Distributions to joint venture partners	(169,050)	(655,007)	(529,650)

Net cash provided by (used in) financing activities	1,789,347	(655,007)	(529,650)

Net increase (decrease) in cash and cash equivalents	291,972	(28,360)	151,144
Cash and cash equivalents, beginning of year	211,954	240,314	89,170

Cash and cash equivalents, end of year	$503,926	$211,954	$240,314

Supplemental disclosure of noncash activities:
Distributions payable	$—	$169,050	$149,227

Following is selected financial information for Fund II and Fund III Associates’ interest in the Brookwood Grill Restaurant:

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$745,223	$745,223
Building and improvements, less accumulated depreciation of $548,805 in 2002 and $490,320 in 2001	724,008	782,493

Total real estate assets	1,469,231	1,527,716
Investment in joint venture	1,134,506	1,210,117
Cash and cash equivalents	89,729	22,272
Due from affiliate	21,607	32,501
Accounts receivable	16,297	8,927
Prepaid expenses and other assets, net	—	3,188

Total assets	$2,731,370	$2,804,721

Liabilities and Owners’ Equity

Liabilities:
Partnership distributions payable	$106,452	$63,358
Accounts payable	4,491	2,553

Total liabilities	110,943	65,911

Owners’ equity:
Fund II and Fund II-OW Associates	1,633,938	1,707,750
Wells Real Estate Fund III, L.P.	986,489	1,031,060

Total owners’ equity	2,620,427	2,738,810

Total liabilities and owners’ equity	$2,731,370	$2,804,721

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$201,187	$234,810		$224,800
Reimbursement Income (1)	25,292	34,845	(1)	40,061	(1)
Equity in income of joint venture	40,771	63,326		55,489
Other income	—	2,580		—

	267,250	335,561		320,350

Expenses:
Depreciation	58,485	52,561		54,014
Operating costs	27,397	25,636		26,685
Management and leasing fees	23,864	28,673		25,320
Legal and accounting	11,086	3,510		5,869
Partnership administration	(17,617)	45,022		14,019

	103,215	155,402		125,907

Net income	$164,035	$180,159		$194,443

Net income allocated to Fund II and II-OW	$102,276	$112,329		$121,235

Net income allocated to Wells Real Estate Fund III	$61,759	$67,830		$73,208

(1)	Amounts have been restated to reflect tenant reimbursements of $34,845 in 2001 and $40,061 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Fund II and II-OW	Wells Real Estate Fund III	Total Owners’ Equity
Balance, December 31, 1999	$1,927,383	$1,163,685	$3,091,068
Net income	121,235	73,208	194,443
Distributions	(236,065)	(142,546)	(378,611)

Balance, December 31, 2000	1,812,553	1,094,347	2,906,900
Net income	112,329	67,830	180,159
Distributions	(217,132)	(131,117)	(348,249)

Balance, December 31, 2001	1,707,750	1,031,060	2,738,810
Net income	102,276	61,759	164,035
Distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	$1,633,938	$986,489	$2,620,427

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$164,035	$180,159	$194,443

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,485	52,561	54,014
Amortization of deferred lease acquisition costs	775	5,568	5,568
Equity in income of joint venture	(40,771)	(63,326)	(55,489)
Changes in assets and liabilities:
Accounts receivable	(7,370)	29,787	2,346
Prepaid expenses and other assets, net	2,413	(2,412)	—
Accounts payable	1,938	(2,027)	4,580
Due to affiliates	—	(917)	(1,488)

Total adjustments	15,470	19,234	9,531

Net cash provided by operating activities	179,505	199,393	203,974
Cash flows from investing activities:
Distributions received from joint venture	127,276	195,783	147,198
Cash flows from financing activities:
Distributions to joint venture partners	(239,324)	(430,419)	(359,284)

Net increase (decrease) in cash and cash equivalents	67,457	(35,243)	(8,112)
Cash and cash equivalents, beginning of year	22,272	57,515	65,627

Cash and cash equivalents, end of year	$89,729	$22,272	$57,515

Supplemental disclosure of noncash activities:
Distributions payable	$106,452	$63,358	$145,528

Fund II, III, VI, and VII Associates

On January 1, 1995, the Fund II and III Associates—Brookwood Grill entered into a joint venture agreement with Fund VI and Fund VII to form Fund II, III, VI, and VII Associates for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates—Brookwood Grill contributed a 4.3-acre tract of land from its 880 Holcomb Bridge property to the Fund II, III, VI, and VII Associates joint venture. Development of two retail and office buildings containing a total of approximately 49,500 square feet was substantially complete in 1996

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund II, III, VI, and VII Associates:

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,325,242	$1,325,242
Building and improvements, less accumulated depreciation of $2,244,183 in 2002 and $1,969,078 in 2001	3,473,976	3,749,081

Total real estate assets	4,799,218	5,074,323
Cash and cash equivalents	80,625	151,109
Prepaid expenses and other assets, net	67,027	86,575
Accounts receivable	29,562	27,391

Total assets	$4,976,432	$5,339,398

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$89,767	$136,570
Accounts payable and accrued expenses	45,571	47,605

	135,338	184,175

Partners’ capital:
Fund II and III Associates—Brookwood Grill	1,134,506	1,210,117
Wells Real Estate Fund VI	1,265,808	1,350,182
Wells Real Estate Fund VII	2,440,780	2,594,924

Total partners’ capital	4,841,094	5,155,223

Total liabilities and partners’ capital	$4,976,432	$5,339,398

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$642,481	$845,597		$869,390
Reimbursement income (1)	70,791	114,438	(1)	99,595	(1)
Interest income	1,358	2,566		0

	714,630	962,601		968,985

Expenses:
Depreciation	275,105	314,558		355,293
Operating costs	176,993	191,792		170,288
Management and leasing fees	64,661	103,277		111,567
Partnership administration	35,982	21,691		22,646
Legal and accounting	6,825	12,389		4,513
Bad debt expense	(14,322)	55,802		74,145

	545,244	699,509		738,452

Net income	$169,386	$263,092		$230,533

Net income allocated to Fund II and III Associates—Brookwood Grill	$40,771	$63,326		$55,489

Net income allocated to Wells Real Estate Fund VI	$45,497	$70,667		$61,921

Net income allocated to Wells Real Estate Fund VII	$83,118	$129,099		$113,123

(1)	Amounts have been restated to reflect tenant reimbursements of $114,438 in 2001 and $99,595 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Fund II and III Associates— Brookwood Grill	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,406,591	$1,569,430	$2,995,463	$5,971,484
Net income	55,489	61,921	113,123	230,533
Partnership distributions	(156,763)	(174,934)	(319,583)	(651,280)

Balance, December 31, 2000	1,305,317	1,456,417	2,789,003	5,550,737
Net income	63,326	70,667	129,099	263,092
Partnership distributions	(158,526)	(176,902)	(323,178)	(658,606)

Balance, December 31, 2001	1,210,117	1,350,182	2,594,924	5,155,223
Net income	40,771	45,497	83,118	169,386
Partnership distributions	(116,382)	(129,871)	(237,262)	(483,515)

Balance, December 31, 2002	$1,134,506	$1,265,808	$2,440,780	$4,841,094

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$169,386	$263,092	$230,533

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	275,105	314,558	355,293
Amortization of deferred lease acquisition costs	12,324	27,816	31,984
Changes in assets and liabilities:
Accounts receivable	(2,171)	124,495	10,578
Prepaid expenses and other assets, net	8,699	48,951	23,282
Accounts payable and accrued expenses	(2,034)	(34,467)	(5,854)

Total adjustments	291,923	481,353	415,283

Net cash provided by operating activities	461,309	744,445	645,816
Cash flows from investing activities:
Investment in deferred lease acquisition costs	(1,475)	(4,470)	(695)
Cash flows from financing activities:
Distributions to joint venture partners	(530,318)	(676,910)	(746,481)

Net (decrease) increase in cash and cash equivalents	(70,484)	63,065	(101,360)
Cash and cash equivalents, beginning of year	151,109	88,044	189,404

Cash and cash equivalents, end of year	$80,625	$151,109	$88,044

Supplemental disclosures of noncash activities:
Partnership distributions payable	$89,767	$136,570	$154,874

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

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund III and IV Associates:

Fund III and IV Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,331,775	$3,331,775
Building and improvements, less accumulated depreciation of $5,261,361 in 2002 and $4,597,821 in 2001	8,044,556	8,643,113

Total real estate assets	11,376,331	11,974,888
Cash and cash equivalents	361,251	315,325
Prepaid expenses and other assets, net	290,534	321,531
Accounts receivable	131,297	213,999

Total assets	$12,159,413	$12,825,743

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$351,517	$408,538
Accounts payable	52,618	39,665
Due to affiliates	—	3,406

Total liabilities	404,135	451,609

Partners’ capital:
Wells Real Estate Fund III	6,725,376	7,079,433
Wells Real Estate Fund IV	5,029,902	5,294,701

Total partners’ capital	11,755,278	12,374,134

Total liabilities and partners’ capital	$12,159,413	$12,825,743

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund III and IV Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$1,855,981	$1,864,868		$1,405,938
Reimbursement income (1)	223,261	255,016	(1)	223,686	(1)
Interest income	4,138	450		4,921
Other income	—	22,917		—

	2,083,380	2,143,251		1,634,545

Expenses:
Depreciation	663,540	616,956		558,282
Management and leasing fees	165,362	168,643		134,283
Operating costs	300,791	282,947		387,704
Property administration	47,570	35,541		39,875
Legal and accounting	25,220	14,515		8,312

	1,202,483	1,118,602		1,128,456

Net income	$880,897	$1,024,649		$506,089

Net income allocated to Wells Real Estate Fund III	$503,975	$586,219		$289,542

Net income allocated to Wells Real Estate Fund IV	$376,922	$438,430		$216,547

(1)	Amounts have been restated to reflect tenant reimbursements of $255,016 in 2001 and $223,686 in 2000 as revenue and gross property operating costs as expenses as described in the Restatement section of Note 1.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund III and IV Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund III	Wells Real Estate Fund IV	Total Partners’ Capital
Balance, December 31, 1999	$6,993,642	$5,230,514	$12,224,156
Net income	289,542	216,547	506,089
Partnership contributions	216,683	162,058	378,741
Partnership distributions	(589,377)	(440,790)	(1,030,167)

Balance, December 31, 2000	6,910,490	5,168,329	12,078,819
Net income	586,219	438,430	1,024,649
Partnership contributions	502,342	375,720	878,062
Partnership distributions	(919,618)	(687,778)	(1,607,396)

Balance, December 31, 2001	7,079,433	5,294,701	12,374,134
Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	$6,725,376	$5,029,902	$11,755,278

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund III and IV Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$880,897	$1,024,649	$506,089

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,540	616,956	558,282
Amortization of deferred lease acquisition costs	58,442	41,831	14,156
Changes in assets and liabilities:
Accounts receivable	82,702	(83,773)	40,821
Prepaid expenses and other assets, net	(15,200)	517	(6,654)
Accounts payable	12,953	(1,231)	7,137
Due to affiliates	(3,406)	1,536	(6,008)

Total adjustments	799,031	575,836	607,734

Net cash provided by operating activities	1,679,928	1,600,485	1,113,823

Cash flows from investing activities:
Investment in deferred lease acquisition costs	(12,245)	(172,157)	(134,011)
Investment in real estate	(64,983)	(719,893)	(305,527)

Net cash used in investing activities	(77,228)	(892,050)	(439,538)
Cash flows from financing activities:
Contributions from joint venture partners	—	878,062	378,741
Distributions to joint venture partners	(1,556,774)	(1,376,276)	(1,258,531)

Net cash used in financing activities	(1,556,774)	(498,214)	(879,790)

Net increase (decrease) in cash and cash equivalents	45,926	210,221	(205,505)
Cash and cash equivalents, beginning of year	315,325	105,104	310,609

Cash and cash equivalents, end of year	$361,251	$315,325	$105,104

Supplemental disclosures of noncash activities:
Partnership distributions payable	$351,517	$408,538	$177,418

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

4.    INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net (loss) income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$(435,555)	$375,442	$334,287
Increase (decrease) in net income resulting from:
Meals & Entertainment	516	—	—
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	12,272	—	—
Loss on sale of property for income tax purposes in excess of amounts for financial reporting purposes	(420,335)	—	—
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	348,404	389,512	352,963
Rental income recognized for income tax purposes in excess of amounts for financial reporting purposes	(68,471)	(19,017)	18,532
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(16,573)	15,742	(4,326)
Fixed asset retirement in excess of amounts for income tax purposes	—	—	—
Other	—	2,423	1,243

Income tax basis net income	$(579,742)	$764,102	$702,699

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$13,311,090	$13,979,446	$14,512,162
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	516	—	—
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	12,272	—	—
Loss on sale of property for income tax purposes in excess of amounts for financial reporting purposes	(420,335)	—	—
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,451,803	2,103,399	1,713,887
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,624,555	2,624,555	2,624,555
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(283,302)	(214,832)	(195,815)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	106,301	122,874	107,132
Partnership’s distribution payable	220,905	5,519	6,769
Other	2,934	2,934	511

Income tax basis partners’ capital	$18,026,739	$18,623,895	$18,769,201

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

5.    QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$59,160	$(12,343)	$ 115,007	$129,937
Net income (loss) from continued operations (a)	36,483	(37,132)	91,536	75,412
Net (loss) income from discontinued operations	(42,234)	(432,235)	(130,727)	3,342
Net (loss) income allocated to Class A limited partners	(5,410)	(491,572)	(110,923)	172,350
Net income (loss) per Class A limited partner unit	$0.00	$(0.03)	$ (0.01)	$ 0.02
Distribution per Class A limited partner unit	$0.00	$0.00	$ 0.00	$ 0.01

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$158,728	$173,364	$132,577	$146,518
Net income from continued operations	138,269	141,560	113,688	116,713
Net income from discontinued operations	8,583	(52,782)	(43,516)	(47,073)
Net income allocated to Class A limited partners	146,852	88,778	70,172	69,640
Net income per Class A limited partner unit	$0.01	$ 0.01	$ 0.00	$ 0.00
Distribution per Class A limited partner unit (b)	0.02	0.02	0.02	0.00

(a)	These amounts have been restated to reflect the impact of adjustments to straight-line rental revenues identified during the fourth quarter of 2002 of $(341), $22,205 and $71,732 for the first quarter, second quarter and third quarter of 2002, respectively.
(b)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

			Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (g)
THE ATRIUM AT NASSAU BAY (a)	39%	None	$1,367,000	$10,983,000	$3,706,398	$1,504,743	$14,551,655	$—	$16,056,398	$8,533,223	1988	04/03/89	12 to 25 years
GREENVILLE PROPERTY (b)	100	None	529,977	—	3,767,924	—	—	—	—	—	1990	06/30/90	20 to 25 years
880 PROPERTY— BROOKWOOD GRILL (c)	38	None	523,319	—	1,494,717	745,223	1,272,813	—	2,018,036	548,805	1991	03/27/91	20 to 25 years
STOCKBRIDGE VILLAGE (d)	57	None	2,551,645	—	8,003,084	2,758,193	7,796,536	—	10,554,729	3,303,718	1991	04/04/91	20 to 25 years
RECIPROCAL GROUP (e)	57	None	529,546	4,158,223	1,395,194	573,582	5,509,382	—	6,082,964	1,957,644	1991	07/01/92	20 to 25 years
880 PROPERTY (f)	9	None	1,325,242	—	5,718,160	1,325,242	5,718,159	—	7,043,401	2,244,183	1996	01/31/90	20 to 25 years

Total			$6,826,729	$15,141,223	$24,085,477	$6,906,983	$34,848,545	$—	$41,755,528	$16,587,573

(a)	The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates.
(b)	The Greenville Project is a two-story office building located in Greenville, North Carolina, owned entirely by the Partnership.
(c)	The 880 Property—Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates.
(d)	Stockbridge Village is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates.
(e)	The Reciprocal Group is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates.
(f)	The 880 Property is an office-retail shopping center located in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates.
(g)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$43,647,875	$12,438,228
2000 additions	432,593	2,015,879

BALANCE AT DECEMBER 31, 2000	44,080,468	14,454,107
2001 additions	818,204	1,976,113
2001 deletions	—	(48,541)

BALANCE AT DECEMBER 31, 2001	44,898,672	16,381,679
2002 additions	1,157,545	1,732,835
2002 deletions	(4,300,689)	(1,526,941)

BALANCE AT DECEMBER 31, 2002	$41,755,528	$16,587,573

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund II and Fund III Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,249,966	$2,249,966
Building and improvements, less accumulated depreciation of $9,082,028 in 2002 and $8,379,922 in 2001	6,742,440	6,354,775

Total real estate assets	8,992,406	8,604,741
Investment in joint venture	1,134,506	1,210,117
Cash and cash equivalents	593,655	234,226
Due from affiliate	21,607	32,501
Accounts receivable, net	508,540	59,573
Prepaid expenses and other assets, net	449,114	36,842

Total assets	$11,699,828	$10,178,000

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$542,788	$102,918
Deferred rent	123,675	—
Partnership distributions payable	106,452	232,408

Total liabilities	772,915	335,326

Partners’ capital:
Fund II and Fund II-OW	6,929,986	6,266,590
Wells Fund III	3,996,927	3,576,084

Total partners’ capital	10,926,913	9,842,674

Total liabilities and partners’ capital	$11,699,828	$10,178,000

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Statements of Income (Loss)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$912,106	$1,704,954	$1,693,584
Reimbursement Income	84,091	296,923	159,445
Equity in income of joint venture	40,771	63,326	55,489
Other income	1,730	10,310	—

	1,038,698	2,075,513	1,908,518

Expenses:
Depreciation	702,105	828,677	931,254
Bad debt expense	(31,036)	31,036	—
Operating costs	646,988	885,680	869,813
Management and leasing fees	167,621	219,651	210,355
Joint Venture administration	106,966	51,916	28,860
Legal and accounting	37,794	12,512	11,119

	1,630,438	2,029,472	2,051,401

Net income (loss)	$(591,740)	$46,041	$(142,883)

Net income (loss) allocated to Fund II and Fund II-OW	$(361,015)	$30,115	$(85,546)

Net income (loss) allocated to Wells Fund III	$(230,725)	$15,926	$(57,337)

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Fund II and Fund II-OW	Wells Fund III	Total Partners’ Capital
Balance, December 31, 1999	$7,543,123	$4,375,948	$11,919,071
Net loss	(85,546)	(57,337)	(142,883)
Partnership distributions	(590,297)	(366,179)	(956,476)

Balance, December 31, 2000	6,867,280	3,952,432	10,819,712
Net income	30,115	15,926	46,041
Partnership distributions	(630,805)	(392,274)	(1,023,079)

Balance, December 31, 2001	6,266,590	3,576,084	9,842,674
Net loss	(361,015)	(230,725)	(591,740)
Partnership contributions	1,200,499	757,898	1,958,397
Partnership distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	$6,929,986	$3,996,927	$10,926,913

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(591,740)	$46,041	$(142,883)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	702,105	828,677	931,254
Amortization of deferred lease acquisition costs	102,517	95,313	95,312
Equity in income of joint venture	(40,771)	(63,326)	(55,489)
Changes in assets and liabilities:
Accounts receivable, net	(494,267)	47,643	9,162
Prepaid expenses and other assets, net	46,713	(47,712)	—
Accounts payable, refundable security deposits, and deferred rent	563,545	(5,983)	107,100
Due to affiliates	—	(917)	(1,488)

Total adjustments	879,842	853,695	1,085,851

Net cash provided by operating activities	288,102	899,736	942,968
Cash flows from investing activities:
Distributions received from joint venture	127,276	195,783	147,198
Expenditures for deferred lease acquisition costs	(516,202)	—	—
Investment in real estate assets	(1,089,770)	(73,696)	(58,200)

Net cash (used in) provided by investing activities	(1,478,696)	122,087	88,998
Cash flows from financing activities:
Contributions from joint venture partners	1,958,397	—	—
Distributions to joint venture partners	(408,374)	(1,085,426)	(888,934)

Net cash provided by (used in) financing activities	1,550,023	(1,085,426)	(888,934)
Net increase (decrease) in cash and cash equivalents	359,429	(63,603)	143,032
Cash and cash equivalents, beginning of year	234,226	297,829	154,797

Cash and cash equivalents, end of year	$593,655	$234,226	$297,829

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$106,452	$232,408	$294,755

Write-off of fully amortized deferred leasing costs	$54,351	$—	$—

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001 and 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 3, 1989, Fund II and Fund II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. (“Wells Fund III”) known as Fund II and Fund III Associates (the “Joint Venture”) for the purpose of investing in commercial and industrial real properties. Fund II and Fund II-OW is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and II-OW contributed its interest in a 5.8-acre of land known as 880 Holcomb Bridge located in Roswell, Georgia, to the Joint Venture. A restaurant was developed on 1.5 acres of 880 Holcomb Bridge and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of 880 Holcomb Bridge were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VI”). The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Basis of Presentation

The Joint Venture does not control the operations of Fund II, III, VI and VII Associates. Accordingly, the Joint Venture’s investment in Fund II, III, VI and VII Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture, as further described in Note 4.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund II, Wells Fund IIOW, and Wells Fund III in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, as of December 31, 2002 and 2001 is comprised of the following balances:

	2002	2001
Deferred leasing costs, net	$448,114	$34,429
Prepaid expenses	—	2,413
Refundable security deposits	1,000	—

Total	$449,114	$36,842

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $516,810 and $468,644 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund remaining balances to the tenants upon the expiration of their lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable, Net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $31,036 have been recorded as of December 31, 2002 and 2001, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.    RELATED-PARTY TRANSACTIONS

Wells Fund II, Wells Fund II-OW and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $167,621, $219,651 and $210,355 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $106,966, $51,916 and $28,860, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund II, Wells Fund II-OW and Wells Fund III are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.    RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$ 1,903,121
2004	1,908,653
2005	1,914,329
2006	1,920,137
2007	1,926,101
Thereafter	1,506,672

$11,079,013

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

4.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The following information summarizes the financial position of Fund II, III, VI and VII Associates as of December 31, 2002 and 2001, and the results of operations for the years ended December 31, 2002, 2001 and 2000:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Fund II, III, VI and VII Associates	$4,976,432	$5,339,398	$135,338	$184,175	$4,841,094	$5,155,223	$1,134,506	$1,210,117

	Total Revenues			Net Income			Joint Venture’s Share of Net Income
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Fund II, III, VI and VII Associates	$714,630	$962,601	$968,985	$169,386	$263,092	$230,533	$40,771	$63,326	$55,489

FUND II AND FUND III ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
BROOKWOOD GRILL (a)	None	$523,319	$—	$1,494,717	$745,223	$1,272,813	$—	$2,018,036	$548,805	1991	1/31/90	20 to 25 years
BOEING AT THE ATRIUM (b)	None	1,367,000	10,983,000	3,706,398	1,504,743	14,551,655	—	16,056,398	8,533,223	1988	4/03/89	20 to 25 years

Total		$1,890,319	$10,983,000	$5,201,115	$2,249,966	$15,824,468	$—	$18,074,434	$9,082,028

(a)	Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia.
(b)	Boeing at the Atrium is a four-story office building located in Houston, Texas.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND II AND FUND III ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$16,852,768	$6,619,992
2000 additions	58,200	931,254

BALANCE AT DECEMBER 31, 2000	16,910,968	7,551,246
2001 additions	73,696	828,676

BALANCE AT DECEMBER 31, 2001	16,984,664	8,379,922
2002 additions	1,089,770	702,106

BALANCE AT DECEMBER 31, 2002	$18,074,434	$9,082,028

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund III and Fund IV Associates:

We have audited the accompanying balance sheets of Fund III and Fund IV Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund III and Fund IV Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,331,775	$3,331,775
Building and improvements, less accumulated depreciation of $5,261,362 in 2002 and $4,597,822 in 2001	8,044,556	8,643,113

Total real estate assets	11,376,331	11,974,888
Cash and cash equivalents	361,251	315,325
Other assets, net	290,534	321,531
Accounts receivable	131,297	213,999

Total assets	$12,159,413	$12,825,743

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$351,517	$408,538
Accounts payable and refundable security deposits	52,618	39,665
Due to affiliates	—	3,406

Total liabilities	404,135	451,609

Partners’ capital:
Wells Fund III	6,725,376	7,079,433
Wells Fund IV	5,029,902	5,294,701

Total partners’ capital	11,755,278	12,374,134

Total liabilities and partners’ capital	$12,159,413	$12,825,743

See accompanying notes

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$1,855,981	$1,864,868	$1,405,938
Reimbursement income	223,261	255,016	223,686
Interest income	4,138	450	4,921
Other income	—	22,917	—

	2,083,380	2,143,251	1,634,545

Expenses:
Depreciation	663,540	616,956	558,282
Management and leasing fees	165,362	168,643	134,283
Operating costs	300,791	282,947	387,704
Joint Venture administration	47,570	35,541	39,875
Legal and accounting	25,220	14,515	8,312

	1,202,483	1,118,602	1,128,456

Net income	$880,897	$1,024,649	$506,089

Net income allocated to Fund III	$503,975	$586,219	$289,542

Net income allocated to Fund IV	$376,922	$438,430	$216,547

See accompanying notes.

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Fund III	Fund IV	Total Partners’ Capital
Balance, December 31, 1999	$6,993,642	$5,230,514	$12,224,156
Net income	289,542	216,547	506,089
Partnership contributions	216,683	162,058	378,741
Partnership distributions	(589,377)	(440,790)	(1,030,167)

Balance, December 31, 2000	6,910,490	5,168,329	12,078,819
Net income	586,219	438,430	1,024,649
Partnership contributions	502,342	375,720	878,062
Partnership distributions	(919,618)	(687,778)	(1,607,396)

Balance, December 31, 2001	7,079,433	5,294,701	12,374,134
Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	$6,725,376	$5,029,902	$11,755,278

See accompanying notes.

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$880,897	$1,024,649	$506,089

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,540	616,956	558,282
Amortization of deferred lease acquisition costs	58,442	41,831	14,156
Changes in assets and liabilities:
Accounts receivable, net	82,702	(83,773)	40,821
Other assets, net	(15,200)	517	(6,654)
Accounts payable and refundable security deposits	12,953	(1,231)	7,137
Due to affiliates	(3,406)	1,536	(6,008)

Total adjustments	799,031	575,836	607,734

Net cash provided by operating activities	1,679,928	1,600,485	1,113,823

Cash flows from investing activities:
Investment in deferred lease acquisition costs	(12,245)	(172,157)	(134,011)
Investment in real estate	(64,983)	(719,893)	(305,527)

Net cash used in investing activities	(77,228)	(892,050)	(439,538)

Cash flows from financing activities:
Contributions from joint venture partners	—	878,062	378,741
Distributions to joint venture partners	(1,556,774)	(1,376,276)	(1,258,531)

Net cash used in financing activities	(1,556,774)	(498,214)	(879,790)

Net increase (decrease) in cash and cash equivalents	45,926	210,221	(205,505)
Cash and cash equivalents, beginning of year	315,325	105,104	310,609

Cash and cash equivalents, end of year	$361,251	$315,325	$105,104

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

Partnership distributions payable	$351,517	$408,538	$177,418

Write-off of fully amortized deferred leasing costs	$10,708	$36,947	$—

See accompanying notes

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 27, 1991, Wells Real Estate Fund III, L.P. (“Wells Fund III”) entered into a joint venture with Wells Real Estate Fund IV, L.P (“Wells Fund IV”) to form Fund III and Fund IV Associates (the “Joint Venture”). The general partners of Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund IV are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was created for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center, a 64,097 building located on 13.62 acres of real property in Stockbridge, Georgia. In July 1992, the Joint Venture also acquired the Reciprocal Group Building, a two-story office building containing approximately 43,000 square feet and located in Richmond, Virginia.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund III and Wells Fund IV in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000 (Continued)

calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

As of December 31, 2002 and 2001, other assets, net is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$251,052	$286,541
Refundable security deposits	39,482	34,990

Total	$290,534	$321,531

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $322,581 and $285,554 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $13,444 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000 (Continued)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund III and Wells Fund IV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.    RELATED-PARTY TRANSACTIONS

Wells Fund III and Wells Fund IV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund III and Wells Fund IV. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $165,362, $168,643 and $134,283 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $47,570, $35,541 and $39,875, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund III and Wells Fund IV are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.    RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,724,002
2004	1,665,332
2005	1,586,752
2006	1,542,813
2006	1,392,424
Thereafter	2,696,460

$10,607,783

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001 and 2000 (Continued)

Two tenants contributed approximately 29% and 27% of rental income for the year ended December 31, 2002. In addition, two tenants will contribute approximately 41% and 34% of future minimum rental income.

4.    SUBSEQUENT EVENT

On March 18, 2003, the Joint Venture, along with three other Wells affiliated joint ventures, (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002

Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
STOCKBRIDGE VILLAGE CENTER (a)	None	$2,551,645	$—	$8,003,084	$2,758,193	$7,796,536	$—	$10,554,729	$3,303,718	1991	04/04/91	20 to 25 years
RECIPROCAL GROUP BUILDING (b)	None	529,546	4,158,223	1,395,194	573,582	5,509,382	—	6,082,964	1,957,644	1991	07/01/92	20 to 25 years

Total		$3,081,191	$4,158,223	$9,398,278	$3,331,775	$13,305,918	$—	$16,637,693	$5,261,362

(a)	A retail shopping center located in Stockbridge, Georgia
(b)	The A two-story office building located in Richmond, Virginia
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$15,547,290	$3,422,584
2000 additions	305,527	558,282

BALANCE AT DECEMBER 31, 2000	15,852,817	3,980,866
2001 additions	719,893	616,956

BALANCE AT DECEMBER 31, 2001	16,572,710	4,597,822
2002 additions	64,983	663,540

BALANCE AT DECEMBER 31, 2002	$16,637,693	$5,261,362