Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND III L P
filed 2003-05-09
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1800833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250 Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$2,650,793	$2,612,963
Investments in joint ventures	10,701,143	10,722,303
Due from Joint Ventures	183,265	241,190
Prepaid expenses and other assets	0	199

Total assets	$13,535,201	$13,576,655

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$55,038	$27,245
Partnership distributions payable	220,905	238,320

Total liabilities	275,943	265,565

Partners’ capital:
Limited partners:
Class A—19,635,965 units	13,259,258	13,311,090
Class B—2,544,540 units	0	0

Total partners’ capital	13,259,258	13,311,090

Total liabilities and partners’ capital	$13,535,201	$13,576,655

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME (LOSS)

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of joint ventures (Note 2)	$204,145	$56,954
Interest income	4,195	2,546
Other income	1,533	0

	209,873	59,500

EXPENSES:
Partnership administration	25,587	13,243
Legal and accounting	30,262	9,435

	55,849	22,678

NET INCOME FROM CONTINUING OPERATIONS	154,024	36,822

DISCONTINUED OPERATIONS:
Operating loss	(2,366)	(42,232)

LOSS FROM DISCONTINUED OPERATIONS	(2,366)	(42,232)

NET INCOME (LOSS)	$151,658	$(5,410)

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS	$151,658	$(5,410)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.01	$0.00

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.01	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	19,635,965	$13,979,446	2,544,540	$0	$13,979,446
Net loss	0	(435,555)	0	0	(435,555)
Partnership distributions	0	(232,801)	0	0	(232,801)

BALANCE, December 31, 2002	19,635,965	13,311,090	2,544,540	0	13,311,090
Net income	0	151,658	0	0	151,658
Partnership distributions	0	(203,490)	0	0	(203,490)

BALANCE, March 31, 2003 (unaudited)	19,635,965	$13,259,258	2,544,540	$0	$13,259,258

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$154,024	$36,822
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Equity in income of Joint Ventures	(204,145)	(56,954)
Changes in assets and liabilities:
Prepaid expenses and other assets	199	(1,309)
Accounts receivable	0	(2,940)
Accounts payable	27,793	(3,179)

Net cash used in continuing operations	(22,129)	(27,560)
Net cash used in discontinued operations	(2,366)	2,276

Net cash used in operating activities	(24,495)	(25,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(39,786)	0
Distributions received from Joint Ventures	323,016	317,202

Net cash provided by investing activities	283,230	317,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distribution paid	(220,905)	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,830	291,918

CASH AND CASH EQUIVALENTS, beginning of period	2,612,963	134,766

CASH AND CASH EQUIVALENTS, end of period	$2,650,793	$426,684

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

Joint venture distributions receivable	$183,265	$205,074

Partnership distributions payable	$220,905	$0

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund III Associates (“Fund II-III Associates”)	— Fund II-IIOW Associates* — Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four story office building located in Houston Texas 4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia 5. Reciprocal Group Building An office building located in Richmond, Virginia

*	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On September 30, 2002, the Partnership sold its 100% interest in the Greenville Center, an office building located in Greenville, North Carolina, to an unrelated third-party.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocation of Net Income, Net Loss, and Gain on Sale

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

(d) Distribution of Net Cash From Operations

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

(e) Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners until all limited partners have received 100% of their adjusted capital contributions, as defined

•	To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis

•	To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contributions, as defined

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To all general partners until they have received 100% of their capital contributions, as defined

•	Thereafter, 85% to the limited partners and 15% to the general partners

2.	INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in eleven properties as of March 31, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures, in which the Partnership holds ownership interests, for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund II-III Associates	$520,988	*	$166,501	*	$78,731	$(243,375)	$29,758	$(94,454)
Fund III-IV Associates	619,444		546,432		304,810	264,647	174,387	151,408

	$1,140,432		$712,933		$383,541	$21,272	$204,145	$56,954

*       The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

	Total Revenues				Net Income		Partnership’s Share of Net Income*
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund II-III-VI-VII Associates	$135,573		$186,082		$10,398	$60,829	$917	$5,505	*

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. The impact to the Partnership’s financial statements from implementing SFAS No. 144 is described in Note 5. below.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $69,276 and $74,043, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $16,987 and $9,001, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5.	DISCONTINUED OPERATIONS

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of income (loss) for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. The Greenville Center property was sold on September 30, 2002.

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of income (loss), is summarized below:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Total property revenues	$44,830	$48,744	$141,532	$223,164

Operating costs-rental property, net of Tenant reimbursements	43,778	42,365	144,987	146,029
Depreciation	0	44,384	89,294	137,242
Management and leasing fees	at11,386	5,511	18,304	27,608

Total expenses	55,164	92,260	252,585	310,879

Operating loss	(10,334)	(43,516)	(111,053)	(87,715)
Impairment loss	(96,000)	0	(469,750)	0
Loss on disposition	(24,393)	0	(24,393)	0

Loss from discontinued operations	$(130,727)	$(43,516)	$(605,196)	$(87,715)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $209,873 and $59,500 for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the increase in equity in income of joint ventures described in the following paragraph. The results of operations of the Greenville Center, which was sold during 2002, are included in loss from discontinued operations for all periods presented, as further described below.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to the increase in occupancy of Boeing at the Atrium, which was vacant during the entire first quarter of 2002 and approximately 81% occupied as of March 31, 2003. Upward adjustments to 2002 operating expense reimbursement billings to tenant of Brookwood Grill and Stockbridge Village Shopping Center recorded in the first quarter of 2003 also contributed to the increase in gross revenues generated by joint ventures. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to (i) additional operating costs for Fund II-III Associates due to the increase in occupancy of Boeing at the Atrium described above, and (ii) an increase in legal and accounting fees allocated to properties and joint ventures as a result of changing the Partnership’s independent auditors in 2002.

Expenses

Expenses of the Partnership were $55,849 and $22,678 for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from an increase in administrative cost and expenses and legal and accounting fees, largely as a result of preparing the Partnership’s financial statements and footnotes in accordance with the provisions of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the provisions of which are further described in the following section.

As a result, net income (loss) of the Partnership was $151,658 and $(5,410) for the three months ended March 31, 2003 and 2002, respectively.

Discontinued Operations

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of income (loss) for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. The Greenville Center property was sold on September 30, 2002.

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of income (loss), is summarized below:

	March 31, 2003	March 31, 2002
Total property revenues	$0	$55,592

Operating costs-rental property	(2,366)	49,875
Depreciation	0	44,508
Management and leasing fees	0	3,441

Total expenses	0	97,824

Loss from discontinued operations	$(2,366)	$(42,232)

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained relatively stable at $(24,495) and $(25,284) for the three months ended March 31, 2003 and 2002, respectively.

Cash Flows From Investing Activities

Net cash flows from investing activities was $283,230 and $317,202 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 is primarily a result of the Partnership’s investment in Fund II-III Associates in order to fund tenant improvements and releasing costs expended during the first quarter of 2003 related to the increase in occupancy of Boeing at the Atrium during 2002.

Reciprocal

While the tenant has continued to pay rent currently, on January 29, 2003, a receiver was appointed for The Reciprocal Group, the tenant occupying the Reciprocal Group Building. The receiver was granted authority to take any and all actions deemed advisable to liquidate or rehabilitate the Reciprocal Group and, as a result of the receivership proceeding, The Reciprocal Group has ceased issuing new or renewing existing insurance policies. Any liquidation of The Reciprocal Group is likely to have an adverse impact on future distributions received from Fund III-IV Associates.

Cash Flows From Financing Activities

Net cash flows from financing activities was $220,905 and $0 for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the increase in occupancy of Boeing at the Atrium, as distributions were withheld for the first quarter of 2002 in order to begin funding related releasing costs.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.01 and $0.00 for the quarters ended March 31, 2003 and 2002, respectively. The increase in distributions for 2003, as compared to 2002, is largely attributable to the increase in occupancy of Boeing at the Atrium during 2003, as distributions to limited partners holding Class A units were withheld for the first quarter of 2002 in order to begin funding the releasing costs aforementioned. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No distributions have been made to the limited partners holding Class B units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership intends to fund its share of the remaining tenant improvements for Boeing at the Atrium, which are anticipated to be completed during 2003 and cost approximately $160,000, of which approximately $102,000 is attributable to the Partnership. During the first quarter of 2003, American Trust Bank entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property. In connection therewith, Fund II-III-VI-VII Associates anticipates funding tenant improvements of approximately $128,000 during the second and third quarters of 2003, of which approximately $12,000 would be attributable to the Partnership.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 90 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

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

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b) No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partners)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002