Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND III L P
filed 2003-08-08
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1800833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy. Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

FORM 10-Q

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$2,542,807	$2,612,963
Investments in Joint Ventures	10,657,804	10,722,303
Due from Joint Ventures	228,202	241,190
Prepaid expenses and other assets	0	199

Total assets	$13,428,813	$13,576,655

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable, accrued expenses and refundable security deposits	$9,802	$27,245
Partnership distributions payable	220,905	238,320

Total liabilities	230,707	265,565

Partners’ capital:
Limited partners:
Class A—19,635,965 units outstanding as of June 30, 2003 and December 31, 2002	13,198,106	13,311,090
Class B—2,544,540 units outstanding as of June 30, 2003 and December 31, 2002	0	0

Total partners’ capital	13,198,106	13,311,090

Total liabilities and partners’ capital	$13,428,813	$13,576,655

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME (LOSS)

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income (loss) of Joint Ventures (Note 2)	$187,310	$(35,173)	$391,454	$21,782
Interest income	7,711	624	11,907	3,171

	195,021	(34,549)	403,361	24,953

EXPENSES:
Partnership administration	23,940	19,660	48,049	33,344
Legal and accounting	6,894	3,126	37,156	9,748
Other general and administrative	2,158	2,003	3,636	4,374

	32,992	24,789	88,841	47,466

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	162,029	(59,338)	314,520	(22,513)

DISCONTINUED OPERATIONS:
Operating loss	(2,280)	(58,484)	(3,114)	(100,719)
Impairment loss	0	(373,750)	0	(373,750)

LOSS FROM DISCONTINUED OPERATIONS	(2,280)	(432,234)	(3,114)	(474,469)

NET INCOME (LOSS)	$159,749	$(491,572)	$311,406	$(496,982)

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS	$159,749	$(491,572)	$311,406	$(496,982)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT	$0.01	$(0.03)	$0.02	$(0.03)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.01	$0.00	$0.02	$0.00

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	19,635,965	$13,979,446	2,544,540	$0	$13,979,446
Net loss	0	(435,555)	0	0	(435,555)
Partnership distributions	0	(232,801)	0	0	(232,801)

BALANCE, December 31, 2002	19,635,965	13,311,090	2,544,540	0	13,311,090
Net income	0	311,406	0	0	311,406
Partnership distributions	0	(424,390)	0	0	(424,390)

BALANCE, June 30, 2003 (unaudited)	19,635,965	$13,198,106	2,544,540	$0	$13,198,106

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$314,520	$(22,513)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in income of Joint Ventures	(391,454)	(21,782)
Changes in assets and liabilities:
Due to affiliates	0	87,720
Prepaid expenses and other assets	199	121
Accounts payable, accrued expenses and refundable security deposits	(17,443)	1,848

Net cash (used in) provided by continuing operations	(94,178)	45,394
Net cash used in discontinued operations	(3,114)	(11,426)

Net cash (used in) provided by operating activities	(97,292)	33,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(39,786)	(254,800)
Distributions received from Joint Ventures	508,727	466,033

Net cash provided by investing activities	468,941	211,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(441,805)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,156)	245,201

CASH AND CASH EQUIVALENTS, beginning of period	2,612,963	134,766

CASH AND CASH EQUIVALENTS, end of period	$2,542,807	$379,967

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$228,202	$241,190

Partnership distributions payable	$220,905	$238,320

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following five properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund III Associates (“Fund II-III Associates”)	— Fund II and Fund IIOW* — Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four story office building located in Houston Texas 2. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia 5. Reciprocal Group Building An office building located in Richmond, Virginia

*	Fund II and Fund-IIOW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On September 30, 2002, the Partnership sold its 100% interest in the Greenville Center, an office building located in Greenville, North Carolina, to an unrelated third-party for a gross sales price of $2,400,000.

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

(c)  Allocations of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership is allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e)  Distribution of Sales Proceeds

Upon sale of properties, the net sales proceeds will be distributed in the following order:

•	To limited partners until all limited partners have received 100% of their adjusted Capital Contributions, as defined

•	To limited partners holding Class B Units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per unit basis

•	To all limited partners until they receive a cumulative 12% per annum return on their adjusted Capital Contributions, as defined

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Thereafter, 85% to the limited partners and 15% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in five properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures, for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues				Net Income (Loss)		Partnership’s Share of Net Income (Loss)
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-III Associates	$515,836	*	$(17,654	)*	$27,924	$(401,222)	$10,762	$(155,729)
Fund III-IV Associates	542,186		518,949		308,586	210,718	176,548	120,556

	$1,058,022		$501,295	(1)	$336,510	$(190,504)	$187,310	$(35,173)

	Total Revenues				Net Income (Loss)		Partnership’s Share of Net Income (Loss)
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-III Associates	$1,036,823	*	$148,847	*	$106,656	$(644,597)	$40,520	$(250,182)
Fund III-IV Associates	1,162,216		1,067,067		613,397	475,366	350,934	271,964

	$2,199,039		$1,215,914	(2)	$720,053	$(169,231)	$391,454	$21,782

*	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $103,297 as revenues for the three months ended June 30, 2002, which has no impact on net income (loss).

(2)	Amounts have been restated to reflect tenant reimbursements of $204,465 as revenues for the six months ended June 30, 2002, which has no impact on net income (loss).

The following information summarizes the operations of the joint venture in which Fund II-III Associates holds an interest for the three months and six months ended June 30, 2003 and 2002:

	Total Revenues		Net Income		Fund II-III Associates Share of Net Income*
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-III-VI-VII Associates	$146,284	$202,046	$18,529	$59,368	$4,341	$14,290

	Total Revenues		Net Income		Fund II-III Associates Share of Net Income*
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-III-VI-VII Associates	$281,857	$388,128	$28,927	$120,197	$6,778	$28,931

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. The impact to the Partnership’s financial statements from implementing SFAS No. 144 is described in Note 5 below.

4.	RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests generated management and leasing fees payable to Wells Management of $68,481 and $71,042 for the three months ended June 30, 2003 and 2002, respectively, and $126,975 and $127,816 for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,465 and $11,478 for the three months ended June 30, 2003 and 2002, respectively, and $30,452 and $20,479, for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $31,081 and $38,098 for the three months ended June 30, 2003 and 2002, respectively, and $77,999 and $91,419 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

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

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of income (loss), is summarized below:

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Total property revenues	$0	$51,856	$(2,366)	$107,447

Operating costs—rental property	2,280	62,079	748	111,955
Depreciation	0	44,785	0	89,293
Management and leasing fees	0	3,476	0	6,918

Total expenses	2,280	110,340	748	208,166

Operating loss	(2,280)	(58,484)	(3,114)	(100,719)
Impairment loss	0	(373,750)	0	(373,750)

Loss from discontinued operations	$(2,280)	$(432,234)	$(3,114)	$(474,469)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)  Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows or sales proceeds.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership, consisting primarily of equity in income (loss) of Joint Ventures (which essentially means the Partnership’s share of the net income or loss of the Joint Ventures in which the Partnership has invested and owns an equity interest), was $195,021 and $(34,549) for the three months ended June 30, 2003 and 2002, respectively, and $403,361 and $24,953 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the increase in equity in income (loss) of Joint Ventures described in the following paragraph. The results of operations of the Greenville Center, which was sold on September 30, 2002, are included in loss from discontinued operations for all periods presented, as further described below.

Equity In Income (Loss) of Joint Ventures – Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures increased in 2003, as compared to 2002, primarily due to a significant increase in occupancy for Boeing at the Atrium. Upward adjustments to 2002 operating expense reimbursement billings to tenants of Brookwood Grill and Stockbridge Village Shopping Center recorded in the first two quarters of 2003 also contributed to the increase in gross revenues generated by Joint Ventures. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) funding of the majority of tenant improvements and leasing costs in 2002, (ii) additional operating costs for Fund II-III Associates due to the increase in occupancy of Boeing at the Atrium, and (iii) a one-time increase in accounting fees incurred as a result of changing independent accountants in 2002.

Expenses

Expenses of the Partnership were $32,992 and $24,789 for the three months ended June 30, 2003 and 2002, respectively, and $88,841 and $47,466 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from an increase in partnership administration costs and legal and accounting fees, largely as a result of preparing the Partnership’s financial statements and footnotes in accordance with the provisions of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the provisions of which are further described in the following section, and due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003.

Net Income (Loss)

As a result, net income (loss) of the Partnership was $159,749 and $(491,572) for the three months ended June 30, 2003 and 2002, respectively, and $311,406 and $(496,982) for the six months ended June 30, 2003 and 2002, respectively.

Discontinued Operations

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of income (loss) for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. Greenville Center was sold on September 30, 2002.

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of income (loss), is summarized below:

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Total property revenues	$0	$51,856	$(2,366)	$107,447

Operating costs—rental property	2,280	62,079	748	111,955
Depreciation	0	44,785	0	89,293
Management and leasing fees	0	3,476	0	6,918

Total expenses	2,280	110,340	748	208,166

Operating loss	(2,280)	(58,484)	(3,114)	(100,719)
Impairment loss	0	(373,750)	0	(373,750)

Loss from discontinued operations	$(2,280)	$(432,234)	$(3,114)	$(474,469)

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $(97,292) and $33,968 for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 is primarily due to the change in timing of receipts of distributions from the Joint Ventures. The Partnership expects cash flows from operating activities to decrease in future periods as a result of the Reciprocal Group entering into receivership, terminating its lease, and vacating occupancy of the Reciprocal Group Building, as described below.

Cash Flows From Investing Activities

Net cash flows from investing activities was $468,941 and $211,233 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 is primarily due to the corresponding increase in distributions received from Fund III-IV Associates, largely as a result of an upward adjustment to reimbursement billings to tenants of Stockbridge Village Shopping Center, and a decrease in the amount invested in Fund II-III Associates to fund re-leasing costs for Boeing at the Atrium. The Partnership plans to use a portion of the funds generated from the anticipated sale of the Sale Properties, described in the Contract Obligations and Commitments section, in the future for the re-leasing of the Reciprocal Group Building and to fund tenant improvements to the Holcomb Bridge Property as described in “Capital Resources” below.

Cash Flows From Financing Activities

Net cash flows used in financing activities was $(441,805) and $0 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the increase in occupancy of Boeing at the Atrium, as distributions were withheld for the first two quarters of 2002 in order to fund related re-leasing costs.

Reciprocal

On January 29, 2003, a receiver was appointed for the Reciprocal Group, the sole tenant occupying the Reciprocal Group Building. The receiver was granted authority to take any and all actions deemed advisable to liquidate or rehabilitate the Reciprocal Group and, as a result of the receivership proceeding, the Reciprocal Group has ceased issuing new or renewing existing insurance policies. Fund III-IV Associates has received notice that the Reciprocal Group will terminate its lease and vacate the premises effective July 31, 2003. As of June 30, 2003, Fund III-IV Associates had collected rental payments from the Reciprocal Group through July 31, 2003. The Partnership recognized equity in income of Joint Ventures of approximately $72,300 and $138,400 for the three months and six months ended June 30, 2003 related to the Reciprocal Group Building.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.01 and $0.00 for the quarters ended June 30, 2003 and 2002, respectively. The increase in distributions for 2003, as compared to 2002, was largely attributable to the increase in occupancy of Boeing at the Atrium, as distributions were withheld for the first two quarters of 2002 in order to fund related re-leasing costs. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No distributions have been made to the limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. During the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. In connection therewith, Fund II-III-VI-VII Associates has funded approximately $40,000 of leasing costs in the second quarter of 2003 and anticipates funding tenant improvements and leasing costs of approximately $167,000 during the third quarter of 2003, of which approximately $15,000 would be attributable to the Partnership.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia, to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period of 150 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close. Fund III-IV Associates anticipates incurring buyer’s due diligence costs in connection with preparing the Stockbridge Village Center for sale, in an amount not estimated to exceed $200,000.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	—Wells Real Estate Fund III, L.P. —Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund VI-VII Associates	—Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund VII-VIII Associates	—Wells Real Estate Fund VII, L.P. —Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the net proceeds generated from the sale of Greenville Center will be held in reserve to fund anticipated re-leasing costs for the recently vacated Reciprocal Group Building or otherwise as the Partnership continues to evaluate the capital needs of the existing properties in which it holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the Partnership anticipates distributing the reserves not otherwise utilized to the limited partners in accordance with the terms of the partnership agreement in 2003.

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

The Partnership recognized an impairment loss of $373,750 on its investment in Greenville Center during the second quarter of 2002, which is included in the total loss on disposition in the accompanying statements of (loss) income for the three months and six months ended June 30, 2002. Management has determined that there has been no other impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002