Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND III L P
filed 2003-11-07
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒    No ☐

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$9,980,494	$10,722,303
Cash and cash equivalents	2,540,062	2,612,963
Due from Joint Ventures	235,758	241,190
Prepaid expenses and other assets	0	199

Total assets	$12,756,314	$13,576,655

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$220,905	$238,320
Accounts payable and accrued expenses	7,950	27,245

Total liabilities	228,855	265,565

Partners’ capital:
Limited partners:
Class A—19,635,965 units outstanding as of September 30, 2003 and December 31, 2002	12,527,459	13,311,090
Class B—2,544,540 units outstanding as of September 30, 2003 and December 31, 2002	0	0
General Partners	0	0

Total partners’ capital	12,527,459	13,311,090

Total liabilities and partners’ capital	$12,756,314	$13,576,655

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF LOSS

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in (loss) income of Joint Ventures (Note 2)	$(429,580)	$39,706	$(38,125)	$61,488
Interest income	5,848	3,569	17,754	6,740

	(423,732)	43,275	(20,371)	68,228

EXPENSES
Partnership administration	22,202	19,671	70,251	53,015
Other general and administrative	3,462	2,170	7,098	6,544
Legal and accounting	348	1,630	37,504	11,379

	26,012	23,471	114,853	70,938

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(449,744)	19,804	(135,224)	(2,710)

DISCONTINUED OPERATIONS:
Operating loss	0	(10,334)	(3,114)	(111,053)
Impairment loss	0	(96,000)	0	(469,750)
Loss on disposition	0	(24,393)	0	(24,393)

LOSS FROM DISCONTINUED OPERATIONS	0	(130,727)	(3,114)	(605,196)

NET LOSS	$(449,744)	$(110,923)	$(138,338)	$(607,906)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(449,744)	$(110,923)	$(138,338)	$(607,906)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(0.02)	$(0.01)	$(0.01)	$(0.03)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.01	$0.00	$0.03	$0.00

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	19,635,965	$13,979,446	2,544,540	$0	$0	$13,979,446
Net loss	0	(435,555)	0	0	0	(435,555)
Partnership distributions	0	(232,801)	0	0	0	(232,801)

BALANCE, December 31, 2002	19,635,965	13,311,090	2,544,540	0	0	13,311,090
Net loss	0	(138,338)	0	0	0	(138,338)
Partnership distributions	0	(645,293)	0	0	0	(645,293)

BALANCE, September 30, 2003 (unaudited)	19,635,965	$12,527,459	2,544,540	$0	$0	$12,527,459

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(135,224)	$(2,710)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Equity in loss (income) of Joint Ventures	38,125	(61,488)
Changes in assets and liabilities:
Due to affiliates	0	(1,815)
Accounts receivable	0	(7,036)
Prepaid expenses and other assets	199	13,332
Accounts payable and accrued expenses	(19,295)	860

Net cash used in continuing operations	(116,195)	(58,857)
Net cash used in discontinued operations	(3,114)	(21,759)

Net cash used in operating activities	(119,309)	(80,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(39,788)	(661,150)
Net proceeds from sale of real estate assets	0	2,271,187
Distributions received from Joint Ventures	748,904	809,750

Net cash provided by investing activities	709,116	2,419,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(662,708)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,901)	2,339,171
CASH AND CASH EQUIVALENTS, beginning of period	2,612,963	134,766

CASH AND CASH EQUIVALENTS, end of period	$2,540,062	$2,473,937

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$235,758	$232,442

Partnership distributions payable	$220,905	$0

See accompanying notes

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

On October 24, 1988, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 upon receiving and accepting $22,206,310 in limited partner Capital Contributions for a total of 22,206,310 Class A and Class B limited partner units at a price of $1.00 per unit. In 1990 and 1991, the Partnership repurchased 6,128 and 19,677 limited partnership units, respectively.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund III Associates (“Fund II-III Associates”)	— Fund II and Fund IIOW* — Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia 5. Reciprocal Group Building An office building located in Richmond, Virginia

*	Fund II and Fund IIOW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On September 30, 2002, the Partnership sold its 100% interest in Greenville Center, an office building located in Greenville, North Carolina, to an unrelated third-party for a gross selling price of $2,400,000. As a result of this sale, net sales proceeds of approximately $2,271,000 and loss of approximately $24,000 were allocated to the Partnership.

As of July 31, 2003, the Reciprocal Group, the sole tenant of the Reciprocal Group Building, terminated its lease and ceased paying rent and operating costs. Management is actively seeking one or more suitable replacement tenants.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

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

Cash available for distribution, as defined in the partnership agreement, is distributed on a cumulative non-compounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received an 8% per annum return on their adjusted Capital Contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B Units until they have received an 8% per annum return on their adjusted capital contributions, as defined. If any cash available for distribution remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed. Thereafter, amounts are distributed 10% to the General Partners and 90% to the limited partners.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners until all limited partners have received 100% of their Capital Contributions, as defined

•	To limited partners holding Class B Units until they receive an amount equal to the net cash available for distribution paid to the limited partners holding Class A Units on a per-unit basis

•	To all limited partners until they receive a cumulative 12% per annum return on their adjusted Capital Contributions, as defined

•	Thereafter, 85% to the limited partners and 15% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in five properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) income attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures, for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Net Income (Loss)		Partnership’s Share of Net Income (Loss)
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund II-III Associates	$521,818	*	$200,663	*	$73,209	$(204,867)	$27,171	$(79,390)
Fund III-IV Associates	335,112		506,680		(798,352)	208,168	(456,751)	119,096

	$856,930		$707,343	(1)	$(725,143)	$3,301	$(429,580)	$39,706

	Total Revenues				Net Income (Loss)		Partnership’s Share of Net Income (Loss)
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund II-III Associates	$1,558,642	*	$349,510	*	$179,865	$(849,464)	$67,691	$(329,573)
Fund III-IV Associates	1,497,328		1,573,747		(184,955)	683,534	(105,816)	391,061

	$3,055,970		$1,923,257	(2)	$(5,090)	$(165,930)	$(38,125)	$61,488

*	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income (loss) of joint ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $58,307 as revenues for the three months ended September 30, 2002, which has no impact on net loss.

(2)	Amounts have been restated to reflect tenant reimbursements of $262,447 as revenues for the nine months ended September 30, 2002, which has no impact on net loss.

The following information summarizes the operations of the joint venture in which Fund II-III Associates holds an interest for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Fund II-III Associates’ Share of Net Income*
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund II-III-VI-VII Associates	$194,228	$161,289	(3)	$66,670	$20,320	$15,621	$4,891

(3) Amounts have been restated to reflect tenant reimbursements of $21,189 as revenues for the three months ended September 30, 2002, which has no impact on net loss.
	Total Revenues			Net Income		Fund II-III Associates’ Share of Net Income*
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30
	2003	2002		2003	2002	2003	2002
Fund II-III-VI-VII Associates	$476,085	$549,417	(4)	$98,598	$140,517	$22,398	$33,823

(4)	Amounts have been restated to reflect tenant reimbursements of $50,850 as revenues for the nine months ended September 30, 2002, which has no impact on net loss.

*	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income (loss) of joint ventures, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $70,247 and $35,578 for the three months ended September 30, 2003 and 2002, respectively, and $202,858 and $165,528 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,629 and $18,086 for the three months ended September 30, 2003 and 2002, respectively, and $42,728 and $59,052, for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses. The Joint Ventures reimbursed $33,648 and $26,401 for the three months ended September 30, 2003 and 2002, respectively, and $111,647 and $116,816 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

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

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of loss for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. Greenville Center was sold on September 30, 2002.

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of loss, is summarized below:

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Total property revenues	$0	$49,240	$(2,366)	$156,687

Operating costs—rental property	0	48,188	748	169,203
Depreciation	0	7,861	0	89,294
Management and leasing fees	0	3,525	0	9,243

Total expenses	0	59,574	748	267,740

Operating loss	0	(10,334)	(3,114)	(111,053)
Impairment loss	0	(96,000)	0	(469,750)
Loss on disposition	0	(24,393)	0	(24,393)

Loss from discontinued operations	$0	$(130,727)	$(3,114)	$(605,196)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows or sales proceeds.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $(423,732) and $43,275 for the three months ended September 30, 2003 and 2002, respectively, and $(20,371) and $68,228 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease resulted primarily from the decrease in equity in (loss) income of Joint Ventures as described in the following section. The results of operations of the Greenville Center, which was sold on September 30, 2002, are included in loss from discontinued operations for all periods presented, as further described below.

Equity in (Loss) Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures increased in 2003, as compared to 2002, primarily due to a significant increase in occupancy for Boeing at the Atrium during the second half of 2002, partially offset by a decline in revenues resulting from the termination of the Reciprocal Group Building lease effective July 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) the write-off of tenant improvement costs related to the early termination of the Reciprocal Group Building lease effective July 2003, and (ii) additional operating costs for Fund II-III Associates due to the increase in occupancy of Boeing at the Atrium during the second half of 2002.

Equity in (loss) income of Joint Ventures decreased substantially during the third quarter, from $39,706 for the three months ended September 30, 2002, to a loss of $(429,580) for the three months ended September 30, 2003 due primarily to the write-off of tenant improvement costs related to the early termination of the Reciprocal Group Building lease during the third quarter of 2003.

Expenses

Expenses of the Partnership were $26,012 and $23,471 for the three months ended September 30, 2003 and 2002, respectively, and $114,853 and $70,938 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase is primarily due to (i) an increase in administrative costs incurred during 2003 in response to new reporting and regulatory requirements; we anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis, and (ii) an increase in accounting fees.

Net Loss

As a result of the factors described above, net loss of the Partnership was $(449,744) and $(110,923) for the three months ended September 30, 2003 and 2002, respectively, and $(138,338) and $(607,906) for the nine months ended September 30, 2003 and 2002, respectively.

Discontinued Operations

The Partnership adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of loss for all periods presented, and to classify the carrying value of such assets as held for sale for all periods presented. Greenville Center was sold on September 30, 2002.

Condensed financial information for Greenville Center included in discontinued operations in the accompanying statements of loss, is summarized below:

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Total property revenues	$0	$49,240	$(2,366)	$156,687

Operating costs—rental property	0	48,188	748	169,203
Depreciation	0	7,861	0	89,294
Management and leasing fees	0	3,525	0	9,243

Total expenses	0	59,574	748	267,740

Operating loss	0	(10,334)	(3,114)	(111,053)
Impairment loss	0	(96,000)	0	(469,750)
Loss on disposition	0	(24,393)	0	(24,393)

Loss from discontinued operations	$0	$(130,727)	$(3,114)	$(605,196)

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash from operating activities was $(119,309) and $(80,616) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease in cash flows used is primarily due to (i) forgone cash flows resulting from the September 30, 2002 sale of the Greenville Center, and (ii) a change in the timing of paying accounts payable in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $709,116 and $2,419,787 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease is largely attributable to (i) the receipt of net proceeds from the sale of the Greenville Center in 2002, (ii) a decrease in the amount invested in Fund II-III Associates in 2003 in order to fund re-leasing costs for Boeing at the Atrium, partially offset by (iii) a decline in distributions received from Fund III-IV Associates due to the early termination of the Reciprocal Group Building lease effective July 2003.

Cash	Flows From Financing Activities

Net cash flows from financing activities was $(662,708) and $0 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase in cash flows used, which represents distributions to partners, resulted primarily from the increase in occupancy of Boeing at the Atrium beginning in the second half of 2002, as distributions were withheld during 2002 in order to fund related re-leasing costs.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.01 and $0.00 for the quarters ended September 30, 2003 and 2002, respectively. The increase in distributions for 2003, as compared to 2002, is a direct result of the change in cash flows from financing activities described above as distributions were withheld for the first three quarters of 2002 in order to fund related re-leasing costs. Distributions accrued to the limited partners holding Class A Units for the third quarter of 2003 were paid in November 2003. No distributions have been made to the limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. As of September 30, 2003, Fund II-III-VI-VII Associates has funded approximately $80,000 of these costs and anticipates funding the remainder during the fourth quarter of 2003. Of the remainder to be funded, approximately $11,000 is attributable to the Partnership’s interest in Fund II-III-VI-VII Associates.

Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period expiring on February 22, 2004. Accordingly, there are no assurances that this sale will close. Fund III-IV Associates anticipates incurring due diligence costs in connection with preparing the Stockbridge Village Center for sale in an amount not estimated to exceed $250,000. Upon completion of the due diligence period, the Purchaser will become obligated to reimburse the Seller for fifty percent of the related costs up to a maximum of $125,000 upon closing of the sale.

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

Sales Proceeds

The sale of Greenville Center generated net sales proceeds of approximately $2,271,000 to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $959,000 will be required to fund the costs anticipated to re-lease the recently vacated Reciprocal Group Building and increase the occupancy of the Holcomb Bridge

Property. Thus, in accordance with the terms of the partnership agreement, the General Partners intend to distribute in early 2004 the residual net sales proceeds of approximately $1,312,000 to the limited partners of record as of December 31, 2003, which will not include limited partners acquiring their units after September 30, 2003.

(d)	Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

The Partnership recognized an impairment loss of $373,750 on its investment in Greenville Center during the second quarter of 2002 and an additional impairment loss of $96,000 in the third quarter of 2002, both of which are included in the total loss on disposition in the accompanying statements of loss for the three months and nine months ended September 30, 2002. Management has determined that there has been no other impairment in the carrying value of real estate assets held by the Partnership to date.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	On September 12, 2003, the Partnership filed a Current Report on Form 8-K disclosing a letter to the limited partners regarding the anticipated disbursement of sales proceeds from the sale of Greenville Center.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS

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