Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND III L P
filed 2004-03-25
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                                  to

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1800833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

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

Yes ☒    No ☐

Aggregate market value of the voting stock held by nonaffiliates:     Not Applicable

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund III, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

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

On October 24, 1988, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($1.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 at which time the Partnership had sold approximately 19,635,965 Class A and 2,544,540 Class B Units representing capital contributions of $22,180,505 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently straddling the positioning-for-sale phase and the initial stages of the disposition and liquidation phase and, accordingly, is focusing significant resources on locating suitable replacement tenants and negotiating with prospective acquirers of properties owned through affiliated joint ventures.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that during the positioning for sale phase, the Partnership will be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions, and other leasing expenses in connection with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.	PROPERTIES.

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, until September 30, 2002. On this date, the Partnership sold Greenville Center to East Carolina University Real Estate Foundation, Inc., an unrelated third party, for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sales proceeds of $2,271,187 and recognized an impairment loss of $469,750 and additional loss on sale of $21,051.

During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below (the “Joint Ventures”):

			Occupancy % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2003	2002	2001	2000	1999
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW* • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas	100%	81%	100%	100%	100%

		2. Brookwood Grill A restaurant located in Fulton County, Georgia	100%	100%	100%	100%	100%

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia	83%	60%	89%	92%	100%

Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia	97%	100%	100%	100%	95%

		5. 4400 Cox Road (formerly known as the “Reciprocal Group Building”) An office building located in Richmond, Virginia	0%	100%	100%	0%	100%

*	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. Wells Real Estate Fund II and Wells Real Estate Fund II-OW are public limited partnerships affiliated with the Partnership through common General Partners.

Each of the aforementioned properties was acquired on an all cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership’s Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004	3	7,734	$127,836	$24,824	2.8%	3.1%
2005	7	13,648	248,119	86,105	5.0	6.0
2006	4	13,296	277,843	35,345	4.8	6.7
2007	6	16,521	311,726	178,338	6.0	7.5
2008(1)	6	134,514	2,160,394	856,309	49.0	51.9
2009	1	4,816	72,240	6,372	1.8	1.7
2011(2)	1	63,986	492,692	281,869	23.3	11.8
2012	1	7,440	276,492	101,141	2.7	6.6
2013	1	12,786	198,183	17,480	4.6	4.7

	30	274,741	$4,165,525	$1,587,783	100.0%	100.0%

(1)	Boeing lease (approximately 116,463 square feet).

(2)	Kroger lease at the Stockbridge Village Shopping Center (approximately 64,000 square feet).

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. As of December 31, 2003, Fund II and Fund II-OW and the Partnership held equity interests of approximately 63% and 37%, respectively, in the following two properties based on their respective cumulative capital contributions to Fund II-III Associates:

Boeing at the Atrium

In April 1989, Fund II-III Associates acquired a four-story office building located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as Boeing at the Atrium.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium (94,203 sq. ft.) commencing on September 1, 2002 for approximately six years with annual base rent payable of $1,483,698. Boeing has since entered into the following three amendments: amendment #1 – to lease an additional 296 square feet with annual rent of $4,662, commencing October 1, 2002; amendment #2 – to lease an additional 11,515 square feet with annual rent of $181,365, commencing January 6, 2003; and amendment #3 – to lease an additional 10,449 square feet with annual rent of $164,572, commencing July 1, 2003. As of December 31, 2003, Boeing occupied 100% of this property.

The average effective rental rate per square foot at Boeing at the Atrium was $14.45 for 2003, $6.05 for 2002, $12.35 for 2001, $12.34 for 2000, and $12.35 for 1999.

Brookwood Grill

On January 31, 1990, Fund II and Fund II-OW acquired a 5.8-acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the “Brookwood Property”). On September 20, 1991, Fund II and Fund II-OW contributed its interest in this 5.8-acre parcel of land, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to Fund II-III Associates. As of September 20, 1991, Fund II and Fund II-OW had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Property. Once constructed the property became known as the Brookwood Grill.

In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc., which included the development of approximately 1.5 acres and construction of a 7,440-square-foot restaurant, which opened in March 1992. The terms of the lease call for an initial term of nine years and eleven months. Brookwood Grill entered into a ten-year extension after the initial lease term, which expires on February 29, 2012. Pursuant to the terms of the current lease, the tenant has the option to exercise two additional five-year renewal options upon expiration.

The average effective rental rate per square foot at the Brookwood Grill was $39.61 for 2003, $27.04 for 2002, $31.56 for 2001, and $30.22 for 2000 and 1999.

Fund II-III-VI-VII Associates

On January 10, 1995, Fund II-III-VI-VII Associates was formed for the purpose of developing, constructing, owning, and operating the Holcomb Bridge Property. As of December 31, 2003, Fund II-III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned approximately 24%, 26%, and 50%, respectively, of the following property based on their respective cumulative capital contributions to Fund II-III-VI-VII Associates:

Holcomb Bridge Property

In January 1995, Fund II-III Associates contributed approximately 4.3 acres of the Brookwood Property, including land improvements, to Fund II-III-VI-VII Associates for the development and construction of two buildings containing a total of approximately 49,500 square feet. Upon construction, this property became known as the Holcomb Bridge Property.

As of December 31, 2003, four tenants occupied approximately 57% of the Holcomb Bridge Property, with two tenants, Bertucci’s Restaurant and American Trust Bancorp, occupying approximately 12% and 26% under leases for approximately 5,935 square feet and 12,786 square feet, respectively. The Bertucci’s Restaurant lease requires annual base rental payments of $127,850 and expires in February 2006. The American Trust Bancorp lease requires annual base rental payments of $140,646 and expires in July 2013. During 2003, occupancy of the Holcomb Bridge Property increased from approximately 60% to approximately 83%. Management is actively seeking replacement tenants for the vacant space at this property.

The average effective annual rental rate per square foot at the Holcomb Bridge Property was $12.92 for 2003, $12.97 for 2002, $17.07 for 2001, $17.55 for 2000, and $19.36 for 1999.

Fund III-IV Associates

On March 27, 1991, Fund III-IV Associates was formed for the purpose of developing, constructing, operating, and selling commercial and industrial real properties. As of December 31, 2003, the Partnership and Wells Real

Estate Fund IV, L.P. owned equity interests of approximately 57% and 43%, respectively, in the following two properties based on their respective cumulative capital contributions to Fund III-IV Associates:

Stockbridge Village Shopping Center

On April 4, 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Clayton County, Georgia, for the purpose of developing, constructing, and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contains approximately 112,900 square feet, of which approximately 64,000 square feet is occupied by the Kroger Company (“Kroger”), a retail grocery chain. Kroger is the only tenant in occupancy of more than ten percent of the rentable square feet of this property. The Kroger lease is for an initial term of twenty years, commencing November 14, 1991, with an option to extend for four consecutive five-year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease is $492,692. The remaining approximately 48,900 square feet are comprised of 16 separate retail spaces and three free-standing retail buildings.

The average effective annual rental rate per square foot at the Stockbridge Village Shopping Center was $11.58 for 2003, $11.32 for 2002, $11.82 for 2001, $11.29 for 2000, and $11.23 for 1999.

4400 Cox Road

On July 1, 1992, Fund III-IV Associates acquired the 4400 Cox Road, a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia.

Management leased 100% of this building to the Reciprocal Group, an insurance company, on October 4, 2000 for a term of eight years, with rent commencing in February 2001. On January 29, 2003, a receiver was appointed for the Reciprocal Group, the sole tenant occupying 4400 Cox Road. The receiver was granted authority to take any and all actions deemed advisable to liquidate or rehabilitate the Reciprocal Group. As a result of the receivership proceedings, the Reciprocal Group has ceased issuing new or renewing existing insurance policies. Accordingly, the Reciprocal Group terminated its lease and vacated the premises effective July 31, 2003, and this property remains vacant.

The average effective annual rental rate per square foot at 4400 Cox Road was $5.20 for 2003, $13.45 for 2002, $12.83 for 2001, $3.07 for 2000, and $12.27 for 1999.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 19,635,965 outstanding Class A Units held by a total of 2,215 limited partners and 2,544,540 outstanding Class B Units held by a total of 243 limited partners. The capital contribution per unit is $1.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the limited partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated unit valuations, based upon their estimates of property values as of December 31, 2003, to be approximately $0.76 per Class A Unit and $0.76 per Class B Unit, based upon market conditions existing in early December 2003. In connection with the estimated property valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the limited partners’ units, what a limited partner might be able to sell his units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their units.

Net proceeds available for distribution upon the sale of the Partnership’s properties are initially distributed equally to limited partners holding Class A Units and Class B Units on a per-unit basis until they receive a return of their initial capital contributions. See Note 1 to the financial statements included in this report for a more detailed description of the methodology for distributing net sale proceeds from the sale of the Partnership’s properties to the limited partners.

Class A Unit holders are entitled to an annual 8% non-cumulative distribution preference over Class B Unit holders as to distributions from Net Cash from Operations, as defined in the partnership agreement to mean Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions were paid to limited partners holding Class A Units during 2002 and 2003 as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2002	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2002	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2002	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2002	$232,801	$0.01	$0.00	$0.00	$0.00
March 31, 2003	$203,490	$0.01	$0.00	$0.00	$0.00
June 30, 2003	$220,901	$0.01	$0.00	$0.00	$0.00
September 30, 2003	$220,903	$0.00	$0.01	$0.00	$0.00
December 31, 2003	$220,815	$0.01	$0.00	$0.00	$0.00

Distributions were reserved from the first quarter of 2002 through the third quarter of 2002 in order to fund leasing commissions and tenant improvements related to the Boeing lease renewals described in Part I, Item 2 above. Fourth quarter 2003 distributions were accrued for accounting purposes in 2003 and paid to Class A limited partners in February 2004. No cash distributions were paid to holders of Class B Units in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000, and 1999:

	2003	2002	2001	2000	1999
Total assets	$12,659,180	$13,576,655	$14,008,457	$14,532,100	$14,962,288
Total revenues	135,111	291,761	611,187	242,259	581,803
Net (loss) income from continuing operations	(10,162)	166,299	510,230	163,704	503,310
Net (loss) income from discontinued operations	(3,114)	(601,854)	(134,788)	170,583	204,102
Net income allocated to General Partners	0	0	0	0	0
Net (loss) income allocated to Class A Limited Partners	(13,276)	(435,555)	375,442	334,827	674,433
Net income allocated to Class B Limited Partners	0	0	0	0	34,979
Net income (loss) per Class A Limited Partner Unit	$0.00	$(0.02)	$0.02	$0.02	$0.03
Net income per Class B Limited Partner Unit	$0.00	$0.00	$0.00	$0.00	$0.01
Cash distributions to investors per Class A Limited Partner Unit:
Investment income	$0.03	$0.01	$0.02	$0.01	$0.04
Return of capital	$0.01	$0.00	$0.03	$0.01	$0.04
Return of capital per Class B Limited Partner Units	$0.00	$0.00	$0.00	$0.00	$0.01
Cash distribution to General Partners	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a) Overview

Currently, management believes that the Partnership straddles the positioning for sale phase, and the initial stages of the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in six properties directly or through interests in affiliated joint ventures. As of the date of this filing, three properties are substantially leased to tenants under renewed lease terms, one property is under contract to be sold, one property was sold in 2002, and one property, 4400 Cox Road, is vacant. Management will continue to pursue various re-leasing scenarios during 2004.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. During the positioning for sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net loss decreased primarily due to the loss on the sale of Greenville Center in 2002, partially offset by the vacancy of 4400 Cox Road beginning in July 2003 and foregone income during the period in which Boeing at the Atrium was built–out during 2002 in connection with the new Boeing lease and amendments thereto. Cash flows remained relatively stable in 2003.

During 2004, the Partnership anticipates transitioning from the positioning for sale phase into the disposition and liquidation phase. Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, we anticipate deploying a portion of future operating cash flows to fund the costs necessary to re-lease 4400 Cox Road and to increase occupancy of the Holcomb Bridge Property.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $135,111, $291,761, and $611,187 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 decrease from 2002, and the 2002 decrease from 2001, resulted primarily from the corresponding changes in equity in income of joint ventures as further described below. The results of operations of the Greenville Center, which was sold during 2002, are included in net loss from discontinued operations for all periods presented as further discussed below.

Equity In (Loss) Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures increased in 2003, as compared to 2002, primarily due to an increase in occupancy at Boeing at the Atrium beginning the second half of 2002, partially offset by the vacancy at 4400 Cox Road owned by Fund III-IV Associates beginning in August 2003. Gross revenues decreased in 2002, as compared to 2001, primarily due to free rent absorbed by Fund II-III Associates during 2002 in connection with the new Boeing lease and amendments thereto as further discussed in Part I, Item 2.

Expenses of Joint Ventures

The expenses incurred by the Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) additional operating costs for the Boeing at the Atrium as a result of the increase in occupancy beginning in the second half of 2002, and (ii) additional fixed operating costs resulting from the vacancy of 4400 Cox Road beginning in August 2003, as the previous tenant was generally required to directly pay all operating costs under the lease terms. Expenses decreased in 2002, as compared to 2001, primarily due to decreased operation expenses during the period in which Boeing at the Atrium was built-out during the first half of 2002 in connection with the new Boeing lease and amendments thereto.

Equity In Income of Joint Ventures – Discontinued Operations

Equity in income of the Joint Ventures increased in 2003, as compared to 2002, primarily due to a decrease in depreciation expense as a result of classifying Stockbridge Village Shopping Center, which is owned by Fund III-IV Associates, as held for sale effective March 18, 2003. Equity in income of Joint Ventures from discontinued operations decreased in 2002, as compared to 2001, primarily due to a decrease in operating expense reimbursement billings to tenants of the Stockbridge Village Shopping Center. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on the actual costs incurred and terms of the corresponding tenant leases.

As a result of the aforementioned factors, equity in income of Joint Ventures was $111,833, $273,251, and $602,145 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $145,273, $125,462, and $100,957 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase from 2002, and 2002 increase from 2001, are primarily the result of an increase in legal and accounting fees and in partnership administration costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases in such costs related to implementing and adhering to such reporting and regulatory requirements on a going forward basis. The 2002 increase from 2001 was also impacted by additional costs incurred during 2002 as a result of implementing Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) in connection with recording the sale of Greenville Center in 2002.

Net (Loss) Income from Continuing Operations

As a result of the aforementioned factors, net (loss) income from continuing operations was $(10,162), $166,299, and $510,230 for the years ended December 31, 2003, 2002, and 2001, respectively.

Net Loss from Discontinued Operations

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

Condensed financial information for the Greenville Center included in discontinued operations in the accompanying statements of (loss) income, is summarized below:

	2003	2002	2001
Total property revenues	$0	$156,687	$274,470	(i)

Operating costs – rental property	3,114	160,142	212,539	(i)
Depreciation	0	89,294	176,067
Management and leasing fees	0	18,304	20,652

Total expenses	3,114	267,740	409,258

Operating loss	(3,114)	(111,053)	(134,788)
Impairment loss	0	(469,750)	0
Loss on disposition	0	(21,051)	0

Loss from discontinued operations	$(3,114)	$(601,854)	$(134,788)

(i)	Amounts have been restated to reflect tenant reimbursements of $5,558 as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Partnership (see Note 1).

Net (Loss) Income of the Partnership

As a result of the aforementioned factors, net (loss) income of the Partnership was $(13,276), $(435,555), and $375,442 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(145,584), $(92,881), and $(44,035) for 2003, 2002, and 2001, respectively. The 2003 increase in cash flows used from 2002, and the 2002 increase in cash flows used from 2001, is primarily due to the increases in partnership expenses described above. The 2003 increase from 2002 is also impacted by a change in the timing of paying accounts payable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $969,050, $2,571,078, and $678,733 for 2003, 2002, and 2001, respectively. The 2003 decrease from 2002 resulted primarily from (i) the receipt of net proceeds from the sale of Greenville Center in 2002, and (ii) a decline in contributions made to Joint Ventures in 2003 in order to fund the Partnership’s share of tenant build out costs related to the Boeing lease amendments discussed in Part I, Item 2. The 2002 increase from 2001 resulted primarily from receiving net proceeds from the sale of Greenville Center in 2002, partially offset by (i) additional contributions made to the Joint Ventures in order to fund lease-up costs for Boeing in 2002, as compared to contributions to fund the built-out of 4400 Cox Road in 2001, and (ii) a decrease in distributions received from Boeing at the Atrium and the Holcomb Bridge Property due to declines in average occupancy of these properties during 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(883,525), $0, and $(909,408) for 2003, 2002, and 2001, respectively. The 2003 increase in cash flows used from 2002, and the 2002 decrease from 2001, are primarily due to reserving cash flows otherwise distributable to limited partners in order to fund leasing commissions and tenant improvements related to the new Boeing lease in 2002.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.04, $0.01, and $0.05 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B Units or to the General Partners.

Sales Proceeds

The sale of Greenville Center generated net sales proceeds of approximately $2,271,000 to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners determined that reserves of approximately $959,000 will be required to fund costs anticipated to be required to re-lease the recently vacated 4400 Cox Road and fund costs associated with increasing the occupancy of the Holcomb Bridge Property. Thus, in accordance with the terms of the partnership agreement, the General Partners distributed the residual net sales proceeds in January 2004 of approximately $1,312,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate utilizing capital resources to fund the costs to re-lease 4400 Cox Road.

(d) Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(e) Related-Party Transactions

Management and Leasing Fees

In consideration for the management and leasing of the Partnership’s properties, the Partnership pays Wells Management, an affiliate of the General Partners, management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $133,861, $110,520, and $184,541 for the years ended December 31, 2003, 2002, and 2001, respectively, which were paid to Wells Management.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002 and 2001, the Partnership reimbursed $50,616, $42,383, and $38,847, respectively, to Wells Capital and its affiliates for these services.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(f) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(g) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

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

The Partnership recognized an impairment loss of $373,750 on its investment in Greenville Center during the second quarter of 2002 and an additional impairment loss of $96,000 in the third quarter of 2002, both of which are included in the total loss on disposition in the accompanying statements of (loss) income. Management has determined that there has been no other impairment in the carrying value of real estate assets held by the Partnership to date.

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

(h)    Subsequent Events

As further described in section (c) above, on January 23, 2004, the General Partners distributed net proceeds from the sale of Greenville Center of $1,312,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

On March 19, 2004, Leo F. Wells, III and Wells Capital, the General Partners, as well as Wells Investment Securities, Inc., the dealer manager, Wells Management Company, Inc., the property manager, and Wells Real Estate Fund I (“Wells Defendants”) received notice of a putative class action complaint, which was filed in the

Superior Court of Gwinnett County, Georgia on March 12, 2004 (Civil Action File No. 04-A-2791 2). The complaint was filed by James Hendry, Karen Beneda, Robert Beneda, and William Mullin, as plaintiffs, purportedly on behalf of all limited partners holding Class B units of Wells Real Estate Fund I (“Wells Fund I”) as of January 15, 2003. The complaint alleges, among other things, that (1) Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and Wells Fund I negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of Wells Fund I by making false statements or omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) Mr. Wells, Wells Capital and Wells Fund I negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I; and (3) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all class members’ purchases of Class B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses. It is too early to predict what impact, if any, this matter may have on the General Partners of the Partnership.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as to the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10. GENERAL	PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate General Partner of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of the corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and enforcing the code of ethics. However, as the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282

ITEM 11.     COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003:

Name of Individual or Number in Group	Capacities in which served Form of Compensation	Cash Compensation
Wells Management	Property Management and Leasing Fees	$108,683	(1)

Wells Capital	Administrative services such as accounting and other partnership administration	$20,918

(1)	These property management and leasing fees are not paid directly by the Partnership, but are paid by the Joint Venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2003. Some of these fees were accrued for accounting purposes in 2003, however, were not paid until January 2004.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	24,392.79 Units (IRA)	Less than 1%
Class B Units	Leo F. Wells, III	1,750.00 Units (IRA)	Less than 1%

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 8% of their adjusted capital contribution. For the year ended December 31, 2003, the General Partners did not receive any cash distributions. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners have not received any distributions of net cash flow from operations or net sale proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. For the year ended December 31, 2003, Wells Management’s compensation totaled $108,683 in management and leasing fees. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 2003.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$19,623	$35,491
Audit-Related Fees	2,265	0
Tax Fees	471	218

Total	$22,359	$35,709

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1.	The consolidated financial statements are contained on pages F-2 through F-42 of this Annual Report on Form 10-K, and the list of the consolidated financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

	2.	Financial statement Schedule III—Information with respect to this item begins on page F-18 of this Annual Report on Form 10-K.

	3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	See (a)2. above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partners)

March 25, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 25, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

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

No. 33-37830)

*10	(v)	First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(w)	Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(x)	Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(y)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund III, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1994, File No. 0-18407)

*10	(z)	Joint Venture Agreement of Fund II, III, VI and VII Associates (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31,1995, File No. 0-23656)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa)) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(bb)	Purchase and Sale Agreement for the Greenville Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2002, File No. 0-18407)

*10	(cc)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(dd)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ee)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ff)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund III, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund III, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of (loss) income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
INVESTMENT IN JOINT VENTURES	$9,906,037	$10,722,303

CASH AND CASH EQUIVALENTS	2,552,904	2,612,963

DUE FROM JOINT VENTURES	200,239	241,190

PREPAID EXPENSES AND OTHER ASSETS, net	0	199

Total assets	$12,659,180	$13,576,655

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$220,904	$238,320
Accounts payable and accrued expenses	6,571	27,245

Total liabilities	227,475	265,565

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A – 19,635,965 units issued and outstanding	12,431,705	13,311,090
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	12,431,705	13,311,090

Total liabilities and partners’ capital	$12,659,180	$13,576,655

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF (LOSS) INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$111,833	$273,251	$602,145
Interest income	23,278	16,601	9,042
Other income	0	1,909	0

	135,111	291,761	611,187

EXPENSES:
Partnership administration	85,446	74,489	64,276
Legal and accounting	50,975	42,648	21,153
Other general and administrative	8,852	8,325	15,528

	145,273	125,462	100,957

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(10,162)	166,299	510,230

DISCONTINUED OPERATIONS:
Operating loss	(3,114)	(111,053)	(134,788)
Impairment loss	0	(469,750)	0
Loss on disposition	0	(21,051)	0

LOSS FROM DISCONTINUED OPERATIONS	(3,114)	(601,854)	(134,788)

NET (LOSS) INCOME	$(13,276)	$(435,555)	$375,442

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(13,276)	$(435,555)	$375,442

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$0.00	$(0.02)	$0.02

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.04	$0.01	$0.05

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2000	19,635,965	$14,512,162	2,544,540	$0	$0	$14,512,162

Net income	0	375,442	0	0	0	375,442
Partnership distributions	0	(908,158)	0	0	0	(908,158)

BALANCE, December 31, 2001	19,635,965	13,979,446	2,544,540	0	0	13,979,446

Net loss	0	(435,555)	0	0	0	(435,555)
Partnership distributions	0	(232,801)	0	0	0	(232,801)

BALANCE, December 31, 2002	19,635,965	13,311,090	2,544,540	0	0	13,311,090

Net loss	0	(13,276)	0	0	0	(13,276)
Partnership distributions	0	(866,109)	0	0	0	(866,109)

BALANCE, December 31, 2003	19,635,965	$12,431,705	2,544,540	$0	$0	$12,431,705

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(10,162)	$166,299	$510,230
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Equity in income of Joint Ventures	(111,833)	(273,251)	(602,145)
Changes in assets and liabilities:
Due from affiliates	0	0	3,216
Accounts receivable	0	0	5,313
Prepaid expenses and other assets, net	199	20,316	(3,567)
Accounts payable and accrued expenses	(20,674)	3,753	10,323

Net cash used in continuing operations	(142,470)	(82,883)	(76,630)
Net cash (used in) provided by discontinued operations	(3,114)	(9,998)	32,595

Net cash used in operating activities	(145,584)	(92,881)	(44,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	0	0	(24,619)
Net proceeds from sale of real estate	0	2,271,187
Investment in Joint Ventures	(39,787)	(757,900)	(502,342)
Distributions received from Joint Ventures	1,008,837	1,057,791	1,205,694

Net cash provided by investing activities	969,050	2,571,078	678,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid from accumulated earnings	(34,012)	0	(332,890)
Partnership distributions paid in excess of accumulated earnings	(849,513)	0	(576,518)

Net cash used in financing activities	(883,525)	0	(909,408)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(60,059)	2,478,197	(274,710)

CASH AND CASH EQUIVALENTS, beginning of year	2,612,963	134,766	409,476

CASH AND CASH EQUIVALENTS, end of year	$2,552,904	$2,612,963	$134,766

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$200,239	$241,190	$334,616

Partnership distributions payable	$220,904	$238,320	$5,519

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund III, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

On October 24, 1988, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($1.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 at which time the Partnership had sold approximately 19,635,965 Class A and 2,544,540 Class B Units representing capital contributions of $22,180,505 from investors who were admitted to the Partnership as limited partners.

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, until September 30, 2002. On this date, the Partnership sold Greenville Center to East Carolina University Real Estate Foundation, Inc., an unrelated third-party, for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sales proceeds of $2,271,187 and recognized an impairment loss of $469,750 and additional loss on sale of $21,051.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW* • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates** • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.

4. Stockbridge Village Shopping Center

A retail shopping center located in Stockbridge, Georgia

5. 4400 Cox Road (formerly known as the “Reciprocal Group Building”)

An office building located in Richmond, Virginia

*	Fund II and Fund II-OW (“Fund II-IIOW”) is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

**	Fund II and Fund III Associates is a joint venture between Fund II-IIOW and the Partnership.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distribution of Net Cash From Operations

Cash available for distribution is distributed on a cumulative, noncompounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received an 8% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B Units until they have received an 8% per annum return on their adjusted capital contributions, as defined. If any cash available for distribution remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed with respect to such fiscal year. Thereafter, amounts are distributed 10% to the General Partners and 90% to the limited partners.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To all limited partners on a per-unit basis until each limited partner has received 100% of his capital contribution, as defined

•	To limited partners holding Class B Units until each limited partners has received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis

•	To all limited partners until each limited partner has received the excess of a cumulative, noncompounded 12% per annum return on his adjusted capital contribution, as defined, over the sum of prior distributions received

•	To all general partners until they have received 100% of their capital contributions, as defined

•	Thereafter, 85% to the limited partners, and 15% to the General Partners

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or the Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 4 has been restated to reflect the effects of this revised presentation.

2.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from its joint venture investments with respect to the fourth quarters of 2003 and 2002, respectively, as follows:

	2003	2002
Fund III-IV Associates	$132,296	$201,112
Fund II-III Associates	67,943	40,078

	$200,239	$241,190

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Partnership and its joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $133,861, $110,520, and $184,541 for the years ended December 31, 2003, 2002, and 2001, respectively, which were paid to Wells Management.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, the Partnership reimbursed $50,616, $42,383, and $38,847, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.	DISCONTINUED OPERATIONS

Effective January 1, 2002, the Partnership adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management reviews each of the properties in which the Partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident. SFAS 144 also requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of income (loss) for all periods presented. The Greenville Center property was sold by the Partnership on September 30, 2002.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

The results of discontinued operations of Greenville Center included in the accompanying statements of income (loss) are summarized below:

	2003	2002	2001
Total property revenues	$0	$156,687	$274,470	(i)

Operating costs-rental property	3,114	160,142	212,539	(i)
Depreciation	0	89,294	176,067
Management and leasing fees	0	18,304	20,652

Total expenses	3,114	267,740	409,258

Operating loss	(3,114)	(111,053)	(134,788)
Impairment loss	0	(469,750)	0
Loss on disposition	0	(21,051)	0

Loss from discontinued operations	$(3,114)	$(601,854)	$(134,788)

(i)	Amounts have been restated to reflect tenant reimbursements of $5,558 as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

4.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2003 and 2002, respectively, are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund III-IV Associates	$5,997,234	57%	$6,725,376	57%
Fund II-III Associates	3,908,803	37%	3,996,927	37%

	$9,906,037		$10,722,303

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002.

	2003	2002
Investment in Joint Ventures, beginning of year	$10,722,303	$10,655,517
Equity in income of Joint Ventures	111,833	273,251
Contributions to Joint Ventures	39,787	757,900
Distributions from Joint Ventures	(967,886)	(964,365)

Investment in Joint Ventures, end of year	$9,906,037	$10,722,303

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating and selling commercial and industrial real properties. In April 1989, Fund II-III Associates acquired Boeing at the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II-IIOW contributed its interest in a 5.8-acre parcel of land known as the Brookwood Property located in Roswell,

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

Georgia, to Fund II-III Associates. A restaurant was developed on 1.5 acres of the Brookwood Property and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to the Fund II-III-VI-VII Associates. Fund II-III Associates’ investment in this transferred parcel of the Brookwood Property was $1,134,506 at December 31, 2003, which represents a 24% interest therein.

Fund II-III-VI-VII Associates

During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to Fund II-III-VI-VII. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

Fund III-IV Associates

On March 27, 1991, Fund III-IV Associates was formed for the purpose of investing in commercial real properties. On April 4, 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Clayton County, Georgia for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center. On July 1, 1992, Fund III-IV Associates acquired 4400 Cox Road located in Richmond, Virginia.

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund III-IV Associates	$10,835,226	$12,159,413	$352,664	$404,135	$10,482,562	$11,755,278
Fund II-III Associates	11,151,956	11,699,828	466,419	772,915	10,685,537	10,926,913

	$21,987,182	$23,859,241	$819,083	$1,177,050	$21,168,099	$22,682,191

	Total Revenues						(Loss) Income From Continuing Operations			Income From Discontinued Operations			Net Income
	For The Years Ended December 31,						For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003		2002		2001		2003	2002	2001	2003	2002	2001	2003	2002	2001
Fund III-IV Associates	$255,692		$625,955		$597,830	(i)	$(1,094,505)	$179,984	$225,300	$1,135,650	$700,913	$799,349	$41,145	$880,897	$1,024,649
Fund II-III Associates	2,043,572	(ii)	1,038,698	(ii)	2,075,513	(ii)	236,186	(591,740)	46,041	0	0	0	236,186	(591,740)	46,041

	$2,299,264		$1,664,653		$2,673,343		$(858,319)	$(411,756)	$271,341	$1,135,650	$700,913	$799,349	$277,331	$289,157	$1,070,690

(i)	Amounts have been restated to reflect tenant reimbursements of $47,690 for Fund III-IV Associates and $296,923 for Fund II-III Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

(ii)	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

The following information summarizes the operations of the joint ventures in which the Partnership holds an interest through its ownership in Fund II-III Associates as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund II-III-VI-VII Associates	$5,065,573	$4,976,432	$117,402	$135,338	$4,948,171	$4,841,094

	Total Revenues				Net Income (ii)
	For The Years Ended December 31,				For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund II-III-VI-VII Associates	$720,436	$714,631	$962,601	(i)	$210,044	$169,386	$263,092

(i)	Amounts have been restated to reflect tenant reimbursements of $114,438 for Fund II-III-VI-VII Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

(ii)	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

5.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net (loss) income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the Years Ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Financial statement net income (loss)	$(13,276)	$(435,555)	$375,442
Increase (decrease) in net income resulting from:
Meals & Entertainment	0	516	0
Bad Debts	2,703	0	0
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	(2,406)	12,272	0
Loss on sale of property for income tax purposes in excess of amounts for financial reporting purposes	0	(420,335)	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	24,400	348,404	389,512
Rental income recognized for income tax purposes in excess of amounts for financial reporting purposes	173,388	(68,471)	(19,017)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	0	(16,573)	15,742
Fixed asset retirement in excess of amounts for income tax purposes	0	0	0
Other	0	0	2,423

Income tax basis net income	$184,809	$(579,742)	$764,102

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the Years Ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement partners’ capital	$12,431,705	$13,311,090	$13,979,446
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	516	516	0
Bad Debts	2,703	0	0
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	9,866	12,272	0
Loss on sale of property for income tax purposes in excess of amounts for financial reporting purposes	(420,335)	(420,335)	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,476,203	2,451,803	2,103,399
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,624,555	2,624,555	2,624,555
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(109,914)	(283,302)	(214,832)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	106,301	106,301	122,874
Partnership’s distribution payable	220,904	238,320	5,519
Other	2,934	2,934	2,934

Income tax basis partners’ capital	$17,345,438	$18,044,154	$18,623,895

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

6.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$209,873	$195,021	$(423,732)	$153,949
Net income (loss) from continuing operations	154,024	162,029	(449,744)	123,529
Net (loss) income from discontinued operations	(2,366)	(2,280)	0	1,532
Net income (loss) allocated to Class A limited partners	151,658	159,749	(449,744)	125,061
Net income (loss) per Class A limited partner unit (a)	$0.01	$0.01	$(0.02)	$0.01
Distribution per Class A limited partner unit (a)	$0.01	$0.01	$0.01	$0.01

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (b)	$59,160	$(12,343)	$115,007	$129,937
Net income (loss) from continuing operations (b)	36,483	(37,132)	91,536	75,412
Net (loss) income from discontinued operations	(42,234)	(432,235)	(130,727)	3,342
Net (loss) income allocated to Class A limited partners	(5,410)	(491,572)	(110,923)	172,350
Net income (loss) per Class A limited partner unit	$0.00	$(0.03)	$(0.01)	$0.02
Distribution per Class A limited partner unit	$0.00	$0.00	$0.00	$0.01

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

(b)	These amounts have been restated to reflect the impact of adjustments to straight-line rental revenues identified during the fourth quarter of 2002 of $(341), $22,205, and $71,732 for the first quarter, second quarter, and third quarter of 2002, respectively.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

7.	COMMITMENTS AND CONTINGENCIES

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

8.	SUBSEQUENT EVENT

The sale of Greenville Center generated net sales proceeds of approximately $2,271,000 to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners determined that reserves of approximately $959,000 will be required to fund the costs anticipated to re-lease the recently vacated 4400 Cox Road and increase the occupancy of the Holcomb Bridge Property. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sales proceeds on January 23, 2004 of approximately $1,312,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

WELLS REAL ESTATE FUND III LIMITED PARTNERSHIP

                                                                                                                     (A Georgia Public Limited Partnership)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Ownership	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (g)
Description			Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BOEING AT THE ATRIUM (a)	39%	None	$1,367,000	$10,983,000	$4,035,930	$1,504,743	$14,811,553	$69,634	$16,385,930	$9,230,618	1988	04/03/89	12 to 25 years
GREENVILLE CENTER (b)	0	None	529,977	0	3,767,924	0	0	0	0	0	1990	06/30/90	20 to 25 years
BROOKWOOD GRILL(c)	38	None	523,319	0	1,494,717	745,223	1,272,813	0	2,018,036	604,055	1991	01/31/90	20 to 25 years
STOCKBRIDGE VILLAGE SHOPPING CENTER (d)	57	None	2,551,645	0	8,080,202	2,815,561	7,816,286	0	10,631,847	3,379,866	1991	04/04/91	20 to 25 years
4400 COX ROAD (formerly known as the “RECIPROCAL GROUP BUILDING”)(e)	57	None	529,546	4,158,223	1,395,194	573,582	5,509,381	0	6,082,963	2,934,924	1991	07/01/92	20 to 25 years
HOLCOMB BRIDGE PROPERTY (f)	9	None	1,325,242	0	5,846,019	1,325,242	5,846,019	0	7,171,261	2,466,847	1996	01/31/90	20 to 25 years

Total			$6,826,729	$15,141,223	$24,619,986	$6,964,351	$35,256,052	$69,634	$42,290,037	$18,616,310

(a)	Boeing at the Atrium is a four-story office building located in Houston, Texas. It is owned by Fund II and Fund III Associates.

(b)	The Greenville Center is a two-story office building located in Greenville, North Carolina. This property was owned entirely by the Partnership and was sold September 30, 2002.

(c)	The Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and Fund III Associates.

(d)	Stockbridge Village Shopping Center is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and Fund IV Associates. This property was classified as Held for Sale on March 18, 2003.

(e)	4400 Cox Road is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and Fund IV Associates.

(f)	The Holcomb Bridge Property is an office-retail shopping center located in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates.

(g)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

WELLS REAL ESTATE FUND III, L.P.

                                                                       (A Georgia Public Limited Partnership)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	44,080,468	14,454,107

2001 additions	818,204	1,976,113
2001 deletions	0	(48,541)

BALANCE AT DECEMBER 31, 2001	44,898,672	16,381,679

2002 additions	1,157,545	1,732,835
2002 deletions	(4,300,689)	(1,526,941)

BALANCE AT DECEMBER 31, 2002	$41,755,528	$16,587,573

2003 additions	534,509	2,028,737

BALANCE AT DECEMBER 31, 2003	$42,290,037	$18,616,310

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,249,966	$2,249,966
Building and improvements, less accumulated depreciation of $9,834,673 and $9,082,028 at December 31, 2003 and 2002, respectively	6,319,327	6,742,440

Total real estate assets	8,569,293	8,992,406
Investment in Fund II, III, VI and VII Associates	1,159,595	1,134,506
Accounts receivable	501,336	508,540
Cash and cash equivalents	472,188	593,655
Prepaid expenses and other assets, net	436,851	449,114
Due from Fund II, III, VI and VII Associates	12,693	21,607

Total assets	$11,151,956	$11,699,828

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and refundable security deposits	$278,872	$542,788
Partnership distributions payable	185,741	106,452
Deferred rent	1,806	123,675

Total liabilities	466,419	772,915

Partners’ capital:
Fund II and Fund II-OW	6,776,735	6,929,986
Wells Real Estate Fund III, L.P.	3,908,802	3,996,927

Total partners’ capital	10,685,537	10,926,913

Total liabilities and partners’ capital	$11,151,956	$11,699,828

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$1,951,616	$912,106	$1,704,954
Equity in income of Fund II, III, VI and VII Associates	49,213	40,771	63,326
Reimbursement income	41,988	84,091	296,923
Other income	755	1,730	10,310

	2,043,572	1,038,698	2,075,513

Expenses:
Operating costs	749,198	646,988	885,680
Depreciation	752,645	702,105	828,677
Management and leasing fees	212,285	167,621	219,651
Legal and accounting	36,304	37,794	12,512
Joint Venture administration	51,954	106,966	51,916
Bad debt expense	5,000	(31,036)	31,036

	1,807,386	1,630,438	2,029,472

Net income (loss)	$236,186	$(591,740)	$46,041

Net income (loss) allocated to Fund II and Fund II-OW	$147,893	$(361,015)	$30,115

Net income (loss) allocated to Wells Real Estate Fund III, L.P.	$88,293	$(230,725)	$15,926

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2000	6,867,280	3,952,432	10,819,712

Net income	30,115	15,926	46,041
Partnership distributions	(630,805)	(392,274)	(1,023,079)

Balance, December 31, 2001	6,266,590	3,576,084	9,842,674

Net loss	(361,015)	(230,725)	(591,740)
Partnership contributions	1,200,499	757,898	1,958,397
Partnership distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	6,929,986	3,996,927	10,926,913

Net income	147,893	88,293	236,186
Partnership contributions	70,000	39,787	109,787
Partnership distributions	(371,144)	(216,205)	(587,349)

Balance, December 31, 2003	$6,776,735	$3,908,802	$10,685,537

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$236,186	$(591,740)	$46,041

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	752,645	702,105	828,677
Amortization of deferred lease acquisition costs	98,537	102,517	95,313
Equity in income of Fund II, III, VI and VII Associates	(49,213)	(40,771)	(63,326)
Changes in assets and liabilities:
Accounts receivable	7,204	(494,267)	47,643
Prepaid expenses and other assets, net	0	46,713	(47,712)
Accounts payable and refundable security deposits	(263,916)	563,545	(5,983)
Deferred rent	(121,869)
Due to affiliates	0	0	(917)

Total adjustments	423,388	879,842	853,695

Net cash provided by operating activities	659,574	288,102	899,736
Cash flows from investing activities:
Distributions received from Fund II, III, VI and VII Associates	42,411	127,276	195,783
Payment of deferred lease acquisition costs	(86,274)	(516,202)	0
Investment in Fund II, III, VI and VII Associates	(9,373)	0	0
Investment in real estate assets	(329,532)	(1,089,770)	(73,696)

Net cash (used in) provided by investing activities	(382,768)	(1,478,696)	122,087
Cash flows from financing activities:
Contributions from joint venture partners	109,787	1,958,397	0
Distributions to joint venture partners	(508,060)	(408,374)	(1,085,426)

Net cash (used in) provided by financing activities	(398,273)	1,550,023	(1,085,426)

Net (decrease) increase in cash and cash equivalents	(121,467)	359,429	(63,603)
Cash and cash equivalents, beginning of year	593,655	234,226	297,829

Cash and cash equivalents, end of year	$472,188	$593,655	$234,226

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Due from Fund II, III, VI and VII Associates	$12,693	$21,607	$32,501

Partnership distributions payable	$185,741	$106,452	$232,408

Write-off of fully amortized deferred leasing costs	$0	$54,351	$0

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 3, 1989, Fund II and Fund II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. (“Wells Fund III”) known as Fund II and Fund III Associates (the “Joint Venture”) for the purpose of investing in commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired Boeing at the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land known as the Holcomb Bridge Property located in Roswell, Georgia, to the Joint Venture. A restaurant was developed on 1.5 acres of the Holcomb Bridge Property and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of the Holcomb Bridge Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”). The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Investment in Fund II, III, VI and VII Associates

The Joint Venture does not have control over the operations of Fund II, III, VI and VII Associates; however, it does exercise significant influence. Accordingly, the Joint Venture’s investments in Fund II, III, VI and VII Associates are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

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

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Fund II and Fund II-OW and Wells Fund III in accordance with their respective ownership interests of 63% and 37%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, as of December 31, 2003 and 2002 is comprised of the following balances:

	2003	2002
Deferred leasing costs, net	$435,851	$448,114
Refundable security deposits	1,000	1,000

Total	$436,851	$449,114

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $615,347 and $516,810 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund remaining balances to the tenants upon the expiration of their lease term.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Due from Fund II, III, VI and VII Associates represents the Joint Venture’s share of cash to be distributed from Fund II, III, VI and VII Associates for the fourth quarters of 2003 and 2002, respectively.

Wells Fund II, Wells Fund II-OW and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $113,747, $65,103, and $118,188 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $47,402, $88,067, and $44,995, respectively, to Wells Capital, Inc. and its affiliates for these services.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

The general partners of Wells Fund II, Wells Fund II-OW and Wells Fund III are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$2,070,952
2005	2,076,628
2006	2,082,436
2007	2,088,400
2008	714,289
Thereafter	847,558

$9,880,263

Two tenants contributed 89% and 11% of rental income for the year ended December 31, 2003. Two tenants will Contribute 79% and 21% of future minimum rental income.

4.	INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

The Joint Venture’s investment in Fund II, III, VI and VII Associates for the years ended December 31, 2003 and 2002 are summarized as follow:

	2003	2002
Investment in Fund II, III, VI and VII Associates, beginning of year	$1,134,506	$1,210,117
Equity in income of Fund II, III, VI and VII Associates	49,213	40,771
Contributions to Fund II, III, VI and VII Associates	9,373	0
Distributions from Fund II, III, VI and VII Associates	(33,497)	(116,382)

Investment in Fund II, III, VI and VII Associates, end of year	$1,159,595	$1,134,506

The Joint Venture’s investment and percentage ownership in Fund II, III, VI and VII Associates as of December 31, 2003 and 2002 are summarized as follows:

2003		2002
Amount	Percent	Amount	Percent
$1,159,595	23%	$1,134,506	23%

Fund II-III-VI-VII Associates

During 1995, 4.3 acres of land located in Roswell, Georgia, was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

The following information summarizes the financial position of Fund II, III, VI and VII Associates as of December 31, 2003 and 2002, and the results of operations for the years ended December 31, 2003, 2002, and 2001:

	Total Assets		Total Liabilities			Total Equity
	2003	2002	2003		2002	2003	2002
Fund II, III, VI and VII Associates	$5,065,573	$4,976,432	$117,402		$135,338	$4,948,172	$4,841,094

	Total Revenues				Net Income
	2003	2002	2001		2003	2002	2001
Fund II, III, VI and VII Associates	$720,436	$714,630	$962,601	(i)	$210,044	$169,386	$263,092

(i)	Amounts have been restated to reflect tenant reimbursements of $114,438 for Fund II, III, VI and VII Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Venture (see Note 1).

FUND II AND FUND III ASSOCIATES

                                                                                                                                    (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BROOKWOOD GRILL (a)	None	$523,319	$0	$1,494,717	$745,223	$1,272,813	$0	$2,018,036	$604,055	1991	1/31/90	20 to 25 years
BOEING AT THE ATRIUM (b)	None	1,367,000	10,983,000	4,035,930	1,504,743	14,811,553	69,634	16,385,930	9,230,618	1988	4/03/89	20 to 25 years

Total		$1,890,319	$10,983,000	$5,530,647	$2,249,966	$16,084,366	$69,634	$18,403,966	$9,834,673

(a)	Brookwood Grill is a restaurant located in Fulton County, Georgia.

(b)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$16,910,968	$7,551,246

2001 additions	73,696	828,676

BALANCE AT DECEMBER 31, 2001	16,984,664	8,379,922

2002 additions	1,089,770	702,106

BALANCE AT DECEMBER 31, 2002	18,074,434	9,082,028

2003 additions	329,532	752,645

BALANCE AT DECEMBER 31, 2003	$18,403,966	$9,834,673

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund III and Fund IV Associates:

We have audited the accompanying balance sheets of Fund III and Fund IV Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund III and Fund IV Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$573,582	$573,582
Building and improvements, less accumulated depreciation of $2,934,925 and $1,957,642 at December 31, 2003 and 2002, respectively	2,574,456	3,551,740
Assets held for sale	7,251,981	7,251,009

Total real estate assets	10,400,019	11,376,331
Accounts receivable, net	229,927	131,297
Cash and cash equivalents	139,062	361,251
Other assets, net	66,218	290,534

Total assets	$10,835,226	$12,159,413

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$231,237	$351,517
Accounts payable and refundable security deposits	58,712	52,618
Deferred rent	62,715	0

Total liabilities	352,664	404,135

Partners’ capital:
Wells Real Estate Fund III, L.P.	5,997,232	6,725,376
Wells Real Estate Fund IV, L.P.	4,485,330	5,029,902

Total partners’ capital	10,482,562	11,755,278

Total liabilities and partners’ capital	$10,835,226	$12,159,413

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$223,726	$578,335	$530,141
Reimbursement income	31,352	47,620	47,689
Interest income	614	0	0
Other income	0	0	20,000

	255,692	625,955	597,830

Expenses:
Depreciation	977,283	315,628	251,284
Write-off of deferred leasing costs	195,325	0	0
Management and leasing fees	41,836	59,677	52,464
Operating costs	77,527	50,340	52,419
Joint Venture administration	31,386	12,661	11,363
Legal and accounting	26,840	7,665	5,000

	1,350,197	445,971	372,530

Net (loss) income from continuing operations	(1,094,505)	179,984	225,300

Income from discontinued operations	1,135,650	700,913	799,349

Net income	$41,145	$880,897	$1,024,649

Net income allocated to Wells Real Estate Fund III, L.P.	$23,540	$503,975	$586,219

Net income allocated to Wells Real Estate Fund IV, L.P.	$17,605	$376,922	$438,430

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund III, L.P.	Wells Real Estate Fund IV, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$6,910,490	$5,168,329	$12,078,819

Net income	586,219	438,430	1,024,649
Partnership contributions	502,342	375,720	878,062
Partnership distributions	(919,618)	(687,778)	(1,607,396)

Balance, December 31, 2001	7,079,433	5,294,701	12,374,134

Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	6,725,376	5,029,902	11,755,278

Net income	23,540	17,605	41,145
Partnership distributions	(751,684)	(562,177)	(1,313,861)

Balance, December 31, 2003	$5,997,232	$4,485,330	$10,482,562

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income from continuing operations	$(1,094,505)	$179,984	$225,300

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	977,283	315,629	251,284
Amortization of deferred lease acquisition costs	229,611	47,734	41,831
Changes in assets and liabilities:
Accounts receivable, net	(98,630)	82,702	(83,773)
Security deposit escrow	6,950	(4,492)	517
Accounts payable and refundable security deposits	6,094	12,953	(1,231)
Deferred rent	62,715	0	0
Due to affiliates	0	(3,406)	1,536

Total adjustments	1,184,023	451,120	210,164

Net cash provided by continuing operations	89,518	631,104	435,464

Net cash provided by discontinued operations	1,211,797	1,048,825	1,165,020

Net cash provided by operating activities	1,301,315	1,679,929	1,600,484
Cash flows from investing activities:
Payments of deferred lease acquisition costs	(12,245)	(12,245)	(172,157)
Investment in real estate assets	(77,118)	(64,984)	(719,892)

Net cash used in investing activities	(89,363)	(77,229)	(892,049)
Cash flows from financing activities:
Contributions from joint venture partners	0	0	878,062
Distributions to joint venture partners	(1,434,141)	(1,556,774)	(1,376,276)

Net cash used in financing activities	(1,434,141)	(1,556,774)	(498,214)

Net (decrease) increase in cash and cash equivalents	(222,189)	45,926	210,221
Cash and cash equivalents, beginning of year	361,251	315,325	105,104

Cash and cash equivalents, end of year	$139,062	$361,251	$315,325

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Partnership distributions payable	$231,237	$351,517	$408,538

Write-off of fully amortized deferred leasing costs	$292,676	$10,708	$36,947

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 27, 1991, Wells Real Estate Fund III, L.P. (“Wells Fund III”) entered into a joint venture with Wells Real Estate Fund IV, L.P. (“Wells Fund IV”) to form Fund III and Fund IV Associates (the “Joint Venture”). The general partners of Wells Fund III are Leo F. Wells, III and Wells Capital (“Wells Capital”). The general partners of Wells Fund IV are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was created for the purpose of developing, constructing, and operating the Stockbridge Village Center, a 64,097 building located on 13.62 acres of real property in Stockbridge, Georgia. In July 1992, the Joint Venture also acquired 4400 Cox Road (formerly known as the “Reciprocal Group Building”), a two-story office building containing approximately 43,000 square feet and located in Richmond, Virginia.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present and the real estate assets are classified as Held and Used, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held for investment by the Joint Venture to date. Assets designated as held for sale are adjusted for the lower of cost or fair value less costs to sell, and depreciation is ceased.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Assets Held for Sale

On March 18, 2003, the Joint Venture and the three affiliated joint ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”). Contemporaneously, the Sale Properties were classified as Held for Sale in accordance with paragraph 30 of Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” effective January 1, 2002. SFAS No. 144 requires, among other things, assets held for sale to be presented separately in the accompanying balance sheets and that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented (see Note 3).

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
The Joint Venture	Wells Real Estate Fund III, L.P. Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	Wells Real Estate Fund V, L.P. Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates	Wells Real Estate Fund VI, L.P. Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	Wells Real Estate Fund VII, L.P. Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

Accounts Receivable, Net

Accounts receivable, net, is comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $5,873 and $ 0 are included in accounts receivable, net, as of December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Other Assets, net

As of December 31, 2003 and 2002, other assets, net, is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$33,686	$251,052
Refundable security deposits	32,532	39,482

Total	$66,218	$290,534

Deferred leasing costs, net, reflects costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $259,516 and $322,581 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund III and Wells Fund IV in accordance with their respective ownership interests of 57% and 43%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund III and Wells Fund IV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund III and Wells Fund IV. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1%

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $153,209, $120,443, and $116,360 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $61,992, $45,616, and $31,839, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund III and Wells Fund IV are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	DISCONTINUED OPERATIONS

On March 18, 2003, Stockbridge Village Center was classified as held for sale. As such, the results of discontinued operations included in the accompanying statements of income for the years ended December 31, 2003, 2002, and 2001 are summarized below:

	2003	2002	2001
Total property revenues	$1,685,883	$1,457,794	$1,545,420

Operating costs-rental property	371,420	306,333	264,221
Depreciation	76,146	347,912	365,671
Management and leasing fees	102,667	102,636	116,179

Total expenses	550,233	756,881	746,071

Income from discontinued operations	$1,135,650	$700,913	$799,349

4.	RENTAL INCOME

Two tenants contributed approximately 32% and 21% of rental income for the year ended December 31, 2003. The Reciprocal Group, sole tenant of 4400 Cox Road, cancelled its lease and vacated the premises in July 2003. In addition, no future minimum rental income is due to the Joint Venture from Stockbridge Village Center, as this property is classified as held for sale as of December 31, 2003.

FUND III AND IV ASSOCIATES

                                                                                                                                    (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
STOCKBRIDGE VILLAGE SHOPPING CENTER (a)	None	$2,551,645	$0	$8,080,202	$2,815,561	$7,816,286	$0	$10,631,847	$3,379,866	1991	04/04/91	20 to 25 years
4400 COX ROAD (formerly known as the “RECIPROCAL GROUP BUILDING”) (b)	None	529,546	4,158,223	1,395,194	573,582	5,509,381	0	6,082,963	2,934,925	1991	07/01/92	20 to 25 years

Total		$3,081,191	$4,158,223	$9,475,396	$3,389,143	$13,325,667	$0	$16,714,810	$6,314,791

(a)	Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, was classified as held for sale on March 18, 2003.

(b)	4400 Cox Road is an office building located in Richmond, Virginia.

(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND III AND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$15,852,817	$3,980,866

2001 additions	719,893	616,956

BALANCE AT DECEMBER 31, 2001	16,572,710	4,597,822

2002 additions	64,983	663,540

BALANCE AT DECEMBER 31, 2002	16,637,693	5,261,362

2003 additions	77,117	1,053,429

BALANCE AT DECEMBER 31, 2003	$16,714,810	$6,314,791