Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND III L P
filed 2004-05-10
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund III, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward- looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., our corporate General Partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investments in joint ventures	$9,796,507	$9,906,037
Cash and cash equivalents	1,202,078	2,552,904
Due from joint ventures	259,008	200,239

Total assets	$11,257,593	$12,659,180

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable and accrued expenses	$18,069	$6,571
Partnership distributions payable	0	220,904

Total liabilities	18,069	227,475

Partners’ capital:
Limited partners:
Class A—19,635,965 units outstanding	11,239,524	12,431,705
Class B—2,544,540 units outstanding	0	0
General partners	0	0

Total partners’ capital	11,239,524	12,431,705

Total liabilities and partners’ capital	$11,257,593	$12,659,180

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity in income of joint ventures (Note 2)	$149,478	$204,145
Interest income	2,909	4,195
Other income	0	1,533

	152,387	209,873

EXPENSES
Partnership administration	22,029	24,109
Legal and accounting	10,024	30,262
Other general and administrative	512	1,478

	32,565	55,849

NET INCOME FROM CONTINUING OPERATIONS	119,822	154,024

DISCONTINUED OPERATIONS:
Operating loss	0	(2,366)

LOSS FROM DISCONTINUED OPERATIONS	0	(2,366)

NET INCOME	$119,822	$151,658

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$31,008	$151,658

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$88,814	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.01

NET INCOME PER CLASS B LIMITED PARTNER UNIT	$0.03	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.06	$0.01

CASH DISTRIBUTION PER CLASS B LIMITED PARTNER UNIT	$0.03	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	19,635,965	$13,311,090	2,544,540	$0	$0	$13,311,090
Net loss	0	(13,276)	0	0	0	(13,276)
Partnership distributions	0	(866,109)	0	0	0	(866,109)

BALANCE, December 31, 2003	19,635,965	12,431,705	2,544,540	0	0	12,431,705
Net income	0	31,008	0	88,814	0	119,822
Partnership distributions	0	(1,223,189)	0	(88,814)	0	(1,312,003)

BALANCE, March 31, 2004	19,635,965	$11,239,524	2,544,540	$0	$0	$11,239,524

See	accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$119,822	$154,024
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Equity in income of joint ventures	(149,478)	(204,145)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	199
Accounts payable and accrued expenses	11,498	27,793

Net cash used in continuing operations	(18,158)	(22,129)
Net cash used in discontinued operations	0	(2,366)

Net cash used in operating activities	(18,158)	(24,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(39,786)
Distributions received from joint ventures	200,239	323,016

Net cash provided by investing activities	200,239	283,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distribution paid	(1,532,907)	(220,905)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,350,826)	37,830

CASH AND CASH EQUIVALENTS, beginning of period	2,552,904	2,612,963

CASH AND CASH EQUIVALENTS, end of period	$1,202,078	$2,650,793

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$259,008	$183,265

Partnership distributions payable	$0	$220,905

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit generally has equal voting rights regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund III Associates (“Fund II-III Associates “)	— Fund II and Fund II-OW* — Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.

4. Stockbridge Village Shopping Center

A retail shopping center located in Stockbridge, Georgia

5. 4400 Cox Road (formerly known as the “Reciprocal Group Building”)

An office building located in Richmond, Virginia

*	Fund II and Fund II-OW (“Fund II-IIOW Associates”) is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distributions of Net Cash From Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until each has received an 8% per annum return on his adjusted capital contributions, as defined. Net cash from operations is then distributed to each limited partner holding Class B Units until each has received an 8% per annum return on his adjusted capital contributions, as defined. If any net cash from operations remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed. Thereafter, amounts are distributed 10% to the General Partners and 90% to each limited partner.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners until each limited partner has received 100% of his capital contributions, as defined;

•	To limited partners holding Class B Units until each such limited partner has received an amount equal to the net cash available for distribution paid to the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until each limited partner has received a cumulative 12% per annum return on his adjusted capital contributions, as defined;

•	Thereafter, 85% to the limited partners and 15% to the General Partners.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in five properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) income attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures, for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III Associates	$536,327	$520,988	$76,941	$78,731	$0	$0	$76,941	$78,731
Fund III-IV Associates	0	158,394	(87,833)	32,918	298,473	271,892	210,640	304,810

	$536,327	$679,382	$(10,892)	$111,649	$298,473	$271,892	$287,581	$383,541

*	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

The following information summarizes the operations of the joint venture in which Fund II-III Associates holds an interest for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$210,913	$135,573	$94,378	$10,398

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $66,487 and $68,153 for the three months ended March 31, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $18,526 and $16,987 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Joint Ventures reimbursed Wells Capital $31,755 and $46,918 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	DISCONTINUED OPERATIONS

The Partnership sold its 100% interest in Greenville Center on September 30, 2002.

Condensed financial information for the Greenville Center for the three months ended March 31, 2003 included in discontinued operations in the accompanying statements of income, is summarized below

Total property revenues	$0

Operating costs—rental property	2,366

Total expenses	2,366

Operating loss	(2,366)

Loss from discontinued operations	$(2,366)

5.	SUBSEQUENT EVENT

On April 6, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates (collectively, the “Seller”) entered into an agreement to sell the two properties listed below to an unrelated third party (the “Purchaser”) for a gross sales price of $9,500,000. This transaction is currently subject to a due diligence period expiring on May 21, 2004, during which the Purchaser has the right to terminate the agreement for any reason. Accordingly, there are no assurances that this sale will close.

Seller	Joint Venture Partners	Properties

Fund II-III Associates	— Fund II-IIOW Associates — Wells Real Estate Fund III, L.P.	1. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	2. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 57.2% in Fund III-IV Associates. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $6.9 million and a gain of approximately $2.7 million have been allocated to the Partnership.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

6.	CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership straddles the positioning-for-sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in six properties directly or through interests in affiliated joint ventures. As of March 31, 2004, three properties are substantially leased to tenants under renewed lease terms, one property is under contract to be sold, one property was sold in 2002, and one property, 4400 Cox Road, is vacant. Management will continue to pursue various re-leasing scenarios during 2004.

As the Partnership evolves through the life cycle detailed above, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

For the three months ended March 31, 2004, net income decreased, as compared to the three months ended March 31, 2003, primarily due to the vacancy of 4400 Cox Road beginning in July 2003 partially offset by an increase in occupancy at Boeing at the Atrium. Cash flows declined significantly due to the net sales proceeds distributed to limited partners in January 2004.

During 2004, the Partnership anticipates transitioning from the positioning-for-sale phase into the disposition and liquidation phase. Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate deploying a portion of future operating cash flows to fund the costs necessary to re-lease 4400 Cox Road and to fund building improvements for Boeing at the Atrium.

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

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

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

Gross Revenues

Gross revenues of the Partnership were $152,387 and $209,873 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease resulted primarily from the decrease in equity in income of Joint Ventures as described in the following section. The results of operations of the Greenville Center, which was sold on September 30, 2002, are included in loss from discontinued operations for the three months ended March 31, 2003, as further described below.

Equity In Income of Joint Ventures—Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2004, as compared to 2003, primarily due to a decline in revenues resulting from the termination of the Reciprocal lease at 4400 Cox Road effective July 2003 partially offset by an increase in occupancy for Boeing at the Atrium.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2004, as compared to 2003, primarily due to the decline in depreciation/amortization expenses at 4400 Cox Road. The decline in depreciation/amortization expenses arises from the 2003 write-off of tenant improvement costs and deferred commissions related to the early termination of the Reciprocal lease at 4400 Cox Road effective July 2003. Partially offsetting the decline in depreciation/amortization expenses were non-recoverable operational expenses at 4400 Cox Road resulting from the building being vacant and additional operating costs for Fund II-III Associates due to the increase in occupancy of Boeing at the Atrium.

Equity In Income of Joint Ventures—Discontinued Operations

Equity in income of Joint Ventures from discontinued operations increased in 2004, as compared to 2003, primarily due to a decrease in depreciation expense as a result of classifying Stockbridge Village Shopping Center as held for sale effective March 18, 2003.

As a result of all of the aforementioned factors, equity in income of Joint Ventures decreased to $149,478 from $204,145 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership were $32,565 and $55,849 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease is due primarily to a decrease in legal and accounting fees and expenses.

Net Income from Continuing Operations

As a result of the aforementioned factors, the Partnership’s net income from continuing operations was $119,822 and $154,024 for the three months ended March 31, 2004 and 2003, respectively.

Net Loss from Discontinued Operations

The Partnership sold its 100% interest in Greenville Center on September 30, 2002.

Condensed financial information for the Greenville Center for the three months ended March 31, 2003 included in discontinued operations in the accompanying statements of income is summarized below:

Total property revenues	$0

Operating costs—rental property	2,366

Total expenses	2,366

Operating loss	(2,366)

Loss from discontinued operations	$(2,366)

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $119,822 and $151,658 for the three months ended March 31, 2004 and 2003, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(18,158) and $(24,495) for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease in cash flows used from 2003 is primarily due to the decreases in partnership expenses described above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $200,239 and $283,230 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease from 2003 resulted primarily from a decline in distributions received from Fund III-IV Associates due to the vacancy of 4400 Cox Road effective July 31, 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(1,532,907) and $(220,905) for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase in cash flows used from 2003 is primarily due to the net sales proceeds distributions made to limited partners in January 2004.

Distributions

The Partnership made operating distributions to the limited partners holding Class A Units of $0.00 and $0.01 per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. In accordance with the partnership agreement, no operating distributions have been made to the limited partners holding Class B Units or to the General Partners.

The General Partners have reserved distribution to Class A limited partners for the quarter ended March 31, 2004 and anticipate continuing to reserve such distributions until 4400 Cox Road is re-leased and related re-leasing costs are funded.

The Partnership made distributions of residual net sales proceeds from the sale of the Greenville Center to the limited partners holding Class A Units of $0.06 per unit and to the limited partners holding Class B Units of $0.03 per unit in January 2004 to the limited partners of record as of December 31, 2003, which under the partnership agreement did not include limited partners who acquired their units after September 30, 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate that the Partnership will utilize capital resources to fund its pro-rata portion of the costs necessary to (i) re-lease 4400 Cox Road and (ii) fund building improvements for Boeing at the Atrium.

Sales Proceeds

The sale of Greenville Center generated net sales proceeds of approximately $2,271,000 to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $959,000 will be required to fund the costs anticipated to re-lease the recently vacated 4400 Cox Road. Thus, in accordance with the terms of the partnership agreement, the General Partners distributed in January 2004 residual net sales proceeds of approximately $1,312,000 to the limited partners of record as of December 31, 2003, which did not include limited partners acquiring their units after September 30, 2003.

(d)	Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

(g)	Certain Litigation Involving our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

(h)	Subsequent Event

On April 6, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates (collectively, the “Seller”) entered into an agreement to sell the two properties listed below to an unrelated third party (the “Purchaser”) for a gross sales price of $9,500,000. This transaction is currently subject to a due diligence period expiring on May 21, 2004, during which the Purchaser has the right to terminate the agreement for any reason. Accordingly, there are no assurances that this sale will close.

Seller	Joint Venture Partners	Properties

Fund II-III Associates	— Fund II-IIOW Associates — Wells Real Estate Fund III, L.P.	1. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	2. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 57.2% in Fund III-IV Associates. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $6.9 million and a gain of approximately $2.7 million have been allocated to the Partnership.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

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

PART II    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No Current Reports on Form 8-K were filed with the Commission during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant) By: WELLS CAPITAL, INC. (Corporate General Partner)

May 10, 2004	/S/ LEO F. WELLS, III

Leo F. Wells, III President

May 10, 2004	/S/ DOUGLAS P. WILLIAMS

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