Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND III L P
filed 2004-08-12
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1800833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund III, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward- looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs for not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc., (“Wells Capital”) our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND III, L.P.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investments in joint ventures	$5,445,400	$9,906,037
Cash and cash equivalents	8,135,901	2,552,904
Due from joint ventures	256,389	200,239

Total assets	$13,837,690	$12,659,180

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$15,884	$6,571
Partnership distributions payable	0	220,904

Total liabilities	15,884	227,475

Partners’ capital:
Limited partners:
Class A—19,635,965 units outstanding	13,351,115	12,431,705
Class B—2,544,540 units outstanding	470,691	0
General partners	0	0

Total partners’ capital	13,821,806	12,431,705

Total liabilities and partners’ capital	$13,837,690	$12,659,180

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$2,643,207	$187,310	$2,792,684	$391,454
EXPENSES:
Partnership administration	52,198	23,940	71,972	48,049
Legal and accounting	10,141	6,894	20,165	37,156
Other general and administrative	869	2,158	3,636	3,636

Total expenses	63,208	32,992	95,773	88,841
OTHER INCOME	2,284	7,711	5,193	11,907

INCOME FROM CONTINUING OPERATIONS	2,582,283	162,029	2,702,104	314,520
DISCONTINUED OPERATIONS:
Operating loss	0	(2,280)	0	(3,114)

NET INCOME	$2,582,283	$159,749	$2,702,104	$311,406

INCOME FROM CONTINUING OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$2,111,592	$162,029	$2,142,599	$314,520

CLASS B LIMITED PARTNERS	$470,691	$0	$559,505	$0

LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$0	$(2,280)	$0	$(3,114)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$0.11	$0.01	$0.11	$0.02

CLASS B	$0.18	$0.00	$0.22	$0.00

LOSS FROM DISCONTINUED OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.00

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.01	$0.00	$0.02

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF NET PROPERTY SALE PROCEEDS PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.06	$0.00

CLASS B	$0.00	$0.00	$0.03	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	19,635,965	$13,311,090	2,544,540	$0	$0	$13,311,090

Net loss	0	(13,276)	0	0	0	(13,276)
Distributions of operating cash flow	0	(866,109)	0	0	0	(866,109)

BALANCE, December 31, 2003	19,635,965	12,431,705	2,544,540	0	0	12,431,705

Net income	0	2,142,599	0	559,505	0	2,702,104
Distributions of net sale proceeds	0	(1,223,189)	0	(88,814)	0	(1,312,003)

BALANCE, June 30, 2004	19,635,965	$13,351,115	2,544,540	$470,691	$0	$13,821,806

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$2,702,104	$314,520
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity in income of joint ventures	(2,792,684)	(391,454)
Operating distributions received from joint ventures	317,932	508,727
Changes in assets and liabilities:
Prepaid expenses and other assets	0	199
Accounts payable and accrued expenses	9,313	(17,443)

Net cash used in continuing operations	(2,465,439)	100,029
Net cash used in discontinued operations	0	(3,114)

Total adjustments	(2,465,439)	96,915

Net cash provided by operating activities	236,665	411,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(39,786)
Net sale proceeds received from joint ventures	6,879,239	0

Net cash provided by (used in) investing activities	6,879,239	(39,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(1,532,907)	(441,805)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,582,997	(70,156)

CASH AND CASH EQUIVALENTS, beginning of period	2,552,904	2,612,963

CASH AND CASH EQUIVALENTS, end of period	$8,135,901	$2,542,807

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$220,905

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, a Georgia corporation, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit generally has equal voting rights regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates “)	• Fund II and Fund II-OW (1) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill(2) A restaurant located in Fulton County, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.

4. Stockbridge Village Shopping Center (3)

A retail shopping center located in

Stockbridge, Georgia

5. 4400 Cox Road (formerly known as the “Reciprocal Group Building”)

An office building located

in Richmond, Virginia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	Properties were sold in July 2004.
(3)	Property was sold in April 2004.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On April 29, 2004, four Wells affiliated Joint Ventures, including Fund III-IV Associates, sold five real properties, including Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $6,900,000, and a gain of approximately $2,700,000 were allocated to the Partnership.

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

(d)	Distributions of Net Cash From Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until each has received an 8% per annum return on his adjusted capital contribution, as defined. Net cash from operations is then distributed to each limited partner holding Class B Units until each has received an 8% per annum return on his adjusted capital contributions, as defined. If any net cash from operations remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed for such year. Thereafter, amounts are distributed 10% to the General Partners and 90% to the limited partners.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners until each limited partner has received 100% of his capital contributions, as defined;

•	To limited partners holding Class B Units until each such limited partner has received an amount equal to the net cash available for distribution paid to the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until each limited partner has received a cumulative 12% per annum return on his adjusted capital contributions, as defined;

•	Thereafter, 85% to the limited partners and 15% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in five properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval of the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) income attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III Associates	$446,104	$434,445	$6,268	$(17,652)	$78,832	$45,576	$85,100	$27,924
Fund III-IV Associates	0	155,719	(116,763)	41,512	4,680,976	267,074	4,564,213	308,586

	$446,104	$590,164	$(110,495)	$23,860	$4,759,808	$312,650	$4,649,313	$336,510

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III Associates	$892,208	$831,157	$26,260	$(25,801)	$135,781	$132,457	$162,041	$106,656
Fund III-IV Associates	0	314,113	(204,597)	74,431	4,979,450	538,966	4,774,853	613,397

	$892,208	$1,145,270	$(178,337)	$48,630	$5,115,231	$671,423	$4,936,894	$720,053

The following information summarizes the operations of the joint venture in which the Partnership holds an equity interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$113,344	$18,529	$113,344	$18,529

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$207,722	$28,927	$207,722	$28,927

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $22,027 and $27,986 for the three months ended June 30, 2004 and 2003, respectively, and $43,429 and $50,172 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $32,166 and $13,465 for the three months ended June 30, 2004 and 2003, respectively, and $50,692 and $30,452 for the six months ended June 30, 2004 and 2003, respectively.

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

The Partnership sold its 100% interest in Greenville Center on September 30, 2002. Condensed financial information for the Greenville Center for the three months and six months ended June 30, 2003, respectively, included in discontinued operations in the accompanying statements of operations, is summarized below

	(unaudited) Three Months Ended June 30, 2003	(unaudited) Six Months Ended June 30, 2003
Total property revenues	$0	$0

Operating costs—rental property	2,280	3,114

Total expenses	2,280	3,114

Operating loss	(2,280)	(3,114)

Loss from discontinued operations	$(2,280)	$(3,114)

5.	SUBSEQUENT EVENT

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $873,000 and recognized a gain of approximately $327,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $608,000, recognized an immediate gain of approximately $165,000, and recorded a deferred gain of approximately $14,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. Gains on the sales of the Holcomb Bridge Property and Brookwood Grill may be adjusted as additional information becomes available in subsequent periods.

6.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition and liquidation phase of its life cycle. We have now sold four assets. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Two recent sale transactions were highlights for the Partnership. Stockbridge Village Shopping Center was sold on April 29, 2004, and the Holcomb Bridge Property and Brookwood Grill were sold on July 1, 2004, after the close of the quarter. The Partnership held approximate interests of 57%, 9%, and 38% in these three properties, respectively. These sales capitalized on the current strong investor demand for retail shopping centers in the market. After the close of the quarter, we signed two new leases at 4400 Cox Road with Apex Systems and New York Life for a total of approximately 32,500 square feet, representing over 75% of the building. We made our first distribution of net sale proceeds in January 2004 to limited partners, totaling approximately $1,312,000. We also have announced the next net sale proceeds distribution to limited partners, scheduled for the fourth quarter 2004, totaling $6,658,000 from the sales of Greenville Center and Stockbridge Village Shopping Center.

With four properties now sold, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund the re-leasing costs anticipated for the 4400 Cox Road property. Further, the General Partners anticipate continuing to hold operating distributions until 4400 Cox Road is fully re-leased. As 2004 progresses and the outcome of the property re-leasing efforts is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $16.3 million, as compared to approximately $19.6 million originally invested, or approximately 83% of the dollars invested since inception. No operating distributions have been made to the General Partners, in line with the partnership agreement.

Property Summary

•	The Holcomb Bridge Property was sold on July 1, 2004, and approximately $608,000 in net sales proceeds has been allocated to the Partnership. The General Partners are reviewing costs anticipated to re-lease 4400 Cox Road to determine if all, or a portion, of these net sales proceeds can be distributed in 2005.

•	The Boeing at the Atrium property is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company.

•	The Brookwood Grill property was sold on July 1, 2004, and approximately $873,000 in net sales proceeds has been allocated to the Partnership. The General Partners are reviewing costs anticipated to re-lease 4400 Cox Road to determine if all, or a portion, of these net sales proceeds can be distributed in 2005.

•	The 4400 Cox Road property was previously occupied by the Reciprocal Group. We are in the process of re-leasing the building, having signed two new leases after the close of the quarter. Apex Systems, Inc. leased approximately 17,500 square feet, and this lease will extend from September 2004 through June 2015. New York Life Insurance leased approximately 15,000 square feet, and this lease will extend from November 2004 through February 2015.

•	The Greenville Center property was sold in 2002 and approximately $1,312,000 of the net sales proceeds was distributed to limited partners in January 2004. The remaining net sales proceeds of approximately $959,000 are planned to be distributed in the fourth quarter 2004.

•	The Stockbridge Village Shopping Center property was sold on April 29, 2004, and approximately $6,879,000 in net sales proceeds has been allocated to the Partnership. The General Partners have reviewed costs anticipated to re-lease 4400 Cox Road and determined that approximately $5,699,000 of these net sales proceeds can be distributed, which is scheduled for the fourth quarter 2004. The remaining proceeds of approximately $1,180,000 will be reserved to fund the pro rata share of re-leasing costs at 4400 Cox Road.

During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. As we move further into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds are generally encountering lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $2,643,207 and $187,310 for the three months ended June 30, 2004 and 2003, respectively, and $2,792,684 and $391,454 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) the gain recognized on the April 2004 sale of Stockbridge Village Shopping Center, (ii) an increase in occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2003, partially offset by (iii) a decline in revenues resulting from the termination of the Reciprocal lease at 4400 Cox Road effective July 2003.

We expect future equity in income of Joint Ventures to increase as a result of entering into leases for approximately 75% of 4400 Cox Road, at the current prevailing market rate.

Expenses of the Partnership

Total expenses of the Partnership were $63,208 and $32,992 for the three months ended June 30, 2004 and 2003, respectively, and $95,773 and $88,841 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, postage and delivery, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $237,000, as compared to $411,000 for the six months ended June 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows are generally used to pay operating distributions to limited partners; however, the Partnership reserved distributions to limited partners for the first and second quarters of 2004 in order to fund the Partnership’s pro rata share of costs anticipated in connection with re-leasing 4400 Cox Road.

Operating distributions from the Joint Ventures have declined as a result of the sales of properties in previous and current periods and are expected to continue to decline as we sell additional properties in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

During the six months ended June 30, 2004, approximately $6,879,000 of net proceeds was generated from the sale of Stockbridge Village Shopping Center. The Partnership also distributed net sale proceeds of approximately $1,312,000 to limited partners in January 2004.

We believe that the cash on hand, including net proceeds from the sale of properties, and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $16,000 as of June 30, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund its proportionate share of re-leasing costs of the currently vacant 4400 Cox Road (leases have been executed for approximately 75% of the building).

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, leasing commissions, renovations, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease 4400 Cox Road. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through the Joint Ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
				Amount	Purpose
Greenville Center (sold 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$1,312,003	$959,184
Stockbridge Village Shopping Center (sold 2004)	12,024,223	57.2%	6,879,238	0	—	0	6,879,238

Total			$9,150,425	$0		$1,312,003	$7,838,422

Upon evaluating the capital needs of the properties in which the Partnership currently holds an interest, the General Partners have determined that reserves of net sale proceeds of approximately $1,180,000 should be held to fund the costs anticipated in connection with re-leasing 4400 Cox Road and capital improvements for Boeing at the Atrium. The General Partners anticipate distributing residual net sales proceeds of approximately $6,658,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)	Certain Litigation Involving our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

Subsequent Event

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $873,000 and recognized a gain of approximately $327,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $608,000, recognized an immediate gain of approximately $165,000, and recorded a deferred gain of approximately $14,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. Gains on the sales of the Holcomb Bridge Property and Brookwood Grill may be adjusted as additional information becomes available in subsequent periods.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following Current Reports on Form 8-K during the second quarter of 2004:

(i)	On May 10, 2004, the Partnership filed a Current Report on Form 8-K dated April 29, 2004, reporting the sale of the Stockbridge Village Shopping Center; and

(ii)	On June 24, 2004, the Partnership filed Amendment No. 1 to Current Report on Form 8-K/A dated April 29, 2004, providing the required financial statements relating to the sale of the Stockbridge Village Shopping Center.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P.
(Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

10.1	Purchase and Sale Agreement for Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion and Hannover Center

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002