Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND III L P
filed 2004-11-12
CIK 838856

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs for not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc., (“Wells Capital”) our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND III, L.P.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$4,603,132	$9,906,037
Cash and cash equivalents	9,436,341	2,552,904
Due from joint ventures	237,247	200,239

Total assets	$14,276,720	$12,659,180

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$26,415	$6,571
Partnership distributions payable	0	220,904

Total liabilities	26,415	227,475

Partners’ capital:
Limited partners:
Class A—19,635,965 units outstanding	13,769,677	12,431,705
Class B—2,544,540 units outstanding	480,628	0
General partners	0	0

Total partners’ capital	14,250,305	12,431,705

Total liabilities and partners’ capital	$14,276,720	$12,659,180

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

EQUITY IN INCOME (LOSS) OF JOINT VENTURES (Note 2)	$459,149	$(429,580)	$3,251,834	$(38,125)

EXPENSES:
Partnership administration	31,639	22,202	105,866	70,251
Legal and accounting	15,899	348	36,064	37,504
Other general and administrative	835	3,462	2,217	7,098

Total expenses	48,373	26,012	144,147	114,853

OTHER INCOME	17,722	5,848	22,916	17,754

INCOME (LOSS) FROM CONTINUING OPERATIONS	428,498	(449,744)	3,130,603	(135,224)
DISCONTINUED OPERATIONS:
Operating loss	0	0	0	(3,114)

NET INCOME (LOSS)	$428,498	$(449,744)	$3,130,603	$(138,338)

INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$418,562	$(449,744)	$2,561,161	$(138,338)

CLASS B LIMITED PARTNERS	$9,936	$0	$569,442	$0

LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$0	$0	$0	$(3,114)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

INCOME (LOSS) FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$0.02	$(0.02)	$0.13	$(0.01)

CLASS B	$0.00	$0.00	$0.22	$0.00

LOSS FROM DISCONTINUED OPERATIONS PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.00

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.01	$0.00	$0.03

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF NET PROPERTY SALE PROCEEDS PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.06	$0.00

CLASS B	$0.00	$0.00	$0.03	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	19,635,965	$13,311,090	2,544,540	$0	$0	$13,311,090

Net loss	0	(13,276)	0	0	0	(13,276)
Distributions of operating cash flow	0	(866,109)	0	0	0	(866,109)

BALANCE, December 31, 2003	19,635,965	12,431,705	2,544,540	0	0	12,431,705

Net income	0	2,561,161	0	569,442	0	3,130,603
Operating distributions	0	0	0	0	0	0
Distributions of net sale proceeds	0	(1,223,189)	0	(88,814)	0	(1,312,003)

BALANCE, September 30, 2004	19,635,965	$13,769,677	2,544,540	$480,628	$0	$14,250,305

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$3,130,603	$(135,224)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in income of joint ventures	(3,251,834)	38,125
Operating distributions received from joint ventures	433,008	748,904
Changes in assets and liabilities:
Prepaid expenses and other assets	0	199
Accounts payable and accrued expenses	19,844	(19,295)

Total adjustments	(2,798,982)	767,933

Net cash provided by continuing operations	331,621	632,709
Net cash used in discontinued operations	0	(3,114)

Net cash provided by operating activities	331,621	629,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(274,929)	(39,788)
Net sale proceeds received from joint ventures	8,359,652	0

Net cash provided by (used in) investing activities	8,084,723	(39,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(220,904)	(662,708)
Net sale proceeds distributions paid to limited partners	(1,312,003)	0

Net cash used in financing activities	(1,532,907)	(662,708)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,883,437	(72,901)

CASH AND CASH EQUIVALENTS, beginning of period	2,552,904	2,612,963

CASH AND CASH EQUIVALENTS, end of period	$9,436,341	$2,540,062

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$220,905

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners		Properties
Fund II and Fund III Associates (“Fund II-III Associates “)	• Fund II and Fund II-OW (1) • Wells Real Estate Fund III, L.P.	1.	Boeing at the Atrium A four-story office building located in Houston, Texas
		2.	Brookwood Grill(2) A restaurant located in Fulton County, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3.	Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4.	Stockbridge Village Shopping Center(3) A retail shopping center located in Stockbridge, Georgia
		5.	4400 Cox Road (formerly known as the “Reciprocal Group Building”) An office building located in Richmond, Virginia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	Properties were sold in July 2004.
(3)	Property was sold in April 2004.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund III-IV Associates, sold five real properties, including Stockbridge Village Shopping Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $6,900,000 and a gain of approximately $2,700,000 were allocated to the Partnership.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, net proceeds of approximately $873,000 and a gain of approximately $290,000 were allocated to the Partnership. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $608,000, recognized an immediate gain of approximately $164,000, and recorded a deferred gain of approximately $14,000. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of September 30, 2004, the Partnership had recognized approximately $700 of the deferred gain. Gain on the sales of Brookwood Grill and the Holcomb Bridge Property may be adjusted as additional information becomes available in subsequent periods.

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

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as Net Income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net Income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s Net Income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to the partners having a positive balance in their respective capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received an 8% per annum return on their respective adjusted capital contribution, as defined. Net cash from operations is then distributed to the limited partners holding Class B Units until they have received an 8% per annum return on their respective adjusted capital contributions, as defined. If any net cash from operations remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed for such year. Thereafter, amounts are distributed 10% to the General Partners and 90% to the limited partners.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners until they have received 100% of their respective capital contributions, as defined;

•	To limited partners holding Class B Units until such limited partners have received an amount equal to the net cash available for distribution paid to the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until they have received a cumulative 12% per annum return on their respective adjusted capital contributions, as defined;

•	Thereafter, 85% to the limited partners and 15% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in five properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund II-III Associates	$441,564	$434,390	$102,220	$17,412	$1,204,795	$55,797	$1,307,015	(1)	$73,209
Fund III-IV Associates	0	(58,446)	(54,868)	(1,065,580)	0	267,228	(54,868	)(1)	(798,352)

	$441,564	$375,944	$47,352	$(1,048,168)	$1,204,795	$323,025	$1,252,147		$(725,143)

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund II-III Associates	$1,333,772	$1,265,547	$128,480	$(8,390)	$1,340,576	$188,255	$1,469,056	(1)	$179,865
Fund III-IV Associates	0	255,668	(278,454)	(991,148)	4,998,439	806,193	4,719,985	(1)	(184,955)

	$1,333,772	$1,521,215	$(149,974)	$(999,538)	$6,339,015	$994,448	$6,189,041		$(5,090)

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three and nine months ended September 30, 2004 of approximately $72,131 and $25,461 for Fund II-III Associates and Fund III-IV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The following information summarizes the operations of the joint venture in which the Partnership holds an equity interest through its ownership in Fund II-III Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$(18,376)	$0	$1,869,206	$66,670	$1,850,830	$66,670

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$(26,534)	$0	$2,085,086	$95,598	$2,058,552	$95,598

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $16,833 and $156,411 for the three months ended September 30, 2004 and 2003, respectively, and $80,831 and $238,179 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $26,633 and $14,629 for the three months ended September 30, 2004 and 2003, respectively, and $77,325 and $45,082 for the nine months ended September 30, 2004 and 2003, respectively.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	DISCONTINUED OPERATIONS

The Partnership sold its 100% interest in Greenville Center on September 30, 2002. Accordingly, the results of operations of Greenville Center are included in discontinued operations in the accompanying statements of operations for all periods. The condensed operating results for the Greenville Center for the three months and nine months ended September 30, 2003, respectively, are summarized below:

	(unaudited) Three Months Ended September 30, 2003	(unaudited) Nine Months Ended September 30, 2003
Total property revenues	$0	$0
Operating costs—rental property	0	3,114

Loss from discontinued operations	$0	$(3,114)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition and liquidation phase of our life cycle. We have invested in the Joint Ventures, which originally acquired six properties, of which four properties have been sold. Our focus on the remaining assets in the Joint Ventures involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Through the recent sales of Stockbridge Village Shopping Center on April 29, 2004, and the Holcomb Bridge Property and Brookwood Grill on July 1, 2004, we were able to capitalize on the current strong investor demand for retail shopping centers in the market. We held approximate equity interests of 57%, 9%, and 38% in these three properties, respectively. We have signed two new leases at 4400 Cox Road with Apex Systems and New York Life for a total of approximately 36,000 square feet, representing 84% of the building. We made our first distribution of net sale proceeds to limited partners in January 2004 of approximately $1,312,000, and anticipate distributing additional net proceeds of approximately $6,658,000 to limited partners in the fourth quarter 2004 from the sales Greenville Center and Stockbridge Village Shopping Center.

As only two properties remain in the Partnership’s portfolio, our General Partners are currently reserving operating cash and a portion of net sale proceeds to fund the re-leasing costs anticipated for 4400 Cox Road. Further, our General Partners anticipate continuing to reserve operating distributions until 4400 Cox Road is fully re-leased. As we move into 2005 and the outcome of the property re-leasing efforts becomes more certain, our General Partners will further evaluate the availability of net sale proceeds for additional distributions to limited partners.

While operating distributions to Class A Unit holders have been reserved, as of September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $16.3 million since inception, which equates to approximately 83% of the $19.6 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $0.89 per unit in allocated tax losses through December 31, 2003, plus operating distributions of $0.12 per unit. No operating distributions have been made to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	Boeing at the Atrium is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company.

•	The Brookwood Grill property was sold on July 1, 2004, and approximately $873,000 in net sale proceeds has been allocated to the Partnership. Our General Partners are reviewing costs anticipated to re-lease 4400 Cox Road to determine if all, or a portion, of these net sale proceeds can be distributed in 2005.

•	The Holcomb Bridge Property was sold on July 1, 2004, and approximately $608,000 in net sale proceeds has been allocated to the Partnership. Our General Partners are reviewing costs anticipated to re-lease 4400 Cox Road to determine if all, or a portion, of these net sale proceeds can be distributed in 2005.

•	The Stockbridge Village Shopping Center was sold on April 29, 2004, and approximately $6,879,000 in net sale proceeds has been allocated to the Partnership. Approximately $197,000 of these proceeds has been used for our pro-rata share of the re-leasing costs at 4400 Cox Road. Our General Partners have reviewed the remaining re-leasing costs anticipated at 4400 Cox Road and determined that approximately $5,699,000 of these net sale proceeds can be distributed, which is scheduled for the fourth quarter 2004. The remaining proceeds of approximately $983,000 will be reserved at this time.

•	4400 Cox Road was previously occupied by the Reciprocal Group. We are in the process of re-leasing the building. Apex Systems, Inc. leased approximately 21,288 square feet, and this lease will extend from November 2004 through August 2015. New York Life Insurance leased approximately 14,740 square feet, and this lease will extend from October 2004 through December 2014.

•	The Greenville Center property was sold in 2002 and approximately $1,312,000 of the net sale proceeds was distributed to limited partners in January 2004. The remaining net sale proceeds of approximately $959,000 are planned to be distributed in the fourth quarter 2004.

As we move further into the disposition and liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income (loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $459,149 and $(429,580) for the three months ended September 30, 2004 and 2003, respectively, and $3,251,834 and $(38,125) for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) the gain recognized on the April 2004 sale of Stockbridge Village Shopping Center, (ii) the gain recognized on the July 2004 sale of the Holcomb Bridge Property and Brookwood Grill, (iii) an increase in occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2003, (iv) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (v) a decline in rental income resulting from the termination of the Reciprocal lease at 4400 Cox Road effective July 2003.

We expect future equity in income of Joint Ventures to increase as a result of entering into leases for approximately 84% of 4400 Cox Road at the current prevailing market rate.

Expenses of the Partnership

Our total expenses were $48,373 and $26,012 for the three months ended September 30, 2004 and 2003, respectively, and $144,147 and $114,853 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries and accounting fees associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $332,000, as compared to approximately $630,000 for the nine months ended September 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows are generally used to pay operating distributions to limited partners; however, we have reserved distributions to limited partners for the first three quarters of 2004 in order to fund our pro-rata share of costs anticipated in connection with re-leasing 4400 Cox Road.

Operating distributions from the Joint Ventures have declined as a result of the sales of properties in previous and current periods and are expected to continue to decline as we sell additional properties in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the nine months ended September 30, 2004, approximately $8,360,000 of net proceeds was generated from the sales of Stockbridge Village Shopping Center and the Holcomb Bridge Property and Brookwood Grill. We also distributed net sale proceeds of approximately $1,312,000 to limited partners in January 2004. We invested approximately $197,000 of net sale proceeds and approximately $78,000 of operating cash flows in Fund III-IV Associates to fund building improvements, tenant improvements, and leasing commissions related to new leases for approximately 84% of 4400 Cox Road and of operating cash flows in Fund II-III Associates to fund a post-sale leasing commission and operating expenses for Brookwood Grill.

We believe that the cash on hand, including net proceeds from the sale of properties, and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $26,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund its proportionate share of re-leasing costs of 4400 Cox Road.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, leasing commissions, renovations, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease 4400 Cox Road. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro rata basis.

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

As of September 30, 2004, We have received, used, and held net proceeds from the sale of properties as presented below:

	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
Property Sold				Amount	Purpose
Greenville Center (sold 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$1,312,003	$959,184
Stockbridge Village Shopping Center (sold 2004)	12,024,223	57.2%	6,879,238	197,380	Re-leasing 4400 Cox Road building (2004)	0	6,681,858
Holcomb Bridge Property (sold 2004)	6,889,379	8.8%	607,643	0		0	607,643
Brookwood Grill (sold 2004)	2,346,693	37.7%	883,530	0		0	883,530

Total			$10,641,598	$197,380		$1,312,003	$9,132,215

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $2,474,000 should be held to fund the costs anticipated in connection with re-leasing 4400 Cox Road and capital improvements for Boeing at the Atrium. Our General Partners anticipate distributing residual net sale proceeds of approximately $6,658,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(g)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND III, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2004	/S/ LEO F. WELLS, III Leo F. Wells, III President

November 12, 2004	/S/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for 880 Holcomb Bridge Road and Brookwood Grill (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the period ending September 30, 2004, Commission File No. 0-16518, and hereby incorporated by this reference)

10.2	Lease Agreement with Apex Systems, Inc. for a portion of the 4400 Cox Road Building

10.3	Lease Agreement with New York Life Insurance Company for a portion of the 4400 Cox Road Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002