Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND III L P
filed 2005-03-30
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-18407

WELLS REAL ESTATE FUND III, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1800833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs for not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.    BUSINESS.

General

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its General Partners (collectively, the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

On October 24, 1988, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($1.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990 at which time the Partnership had sold approximately 19,635,965 Class A and 2,544,540 Class B Units representing capital contributions of $22,206,310.

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. The Partnership owned and sold one property that it owned directly and invested in joint ventures which originally acquired five properties, of which three have been sold. Management’s focus on the remaining assets owned through the joint ventures involves re-leasing and marketing efforts that are believed to result in the best disposition pricing for the investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM 2.    PROPERTIES.

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, until September 30, 2002. On this date, the Partnership sold Greenville Center to an unrelated third party for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sale proceeds of approximately $2,271,187, recognized an impairment loss of approximately $469,750, and recognized an additional loss on sale of approximately $21,051.

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

			Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2004	2003	2002	2002	2000
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW(1) • (“Fund II-IIOW Associates”) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas	100%	100%	81%	100%	100%
		2. Brookwood Grill(2) A restaurant located in Roswell, Georgia	—	100%	100%	100%	100%
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia	—	83%	60%	89%	92%
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center(3) A retail shopping center located in Stockbridge, Georgia	—	97%	100%	100%	100%

		5. 4400 Cox Road (formerly known as the “Reciprocal Group Building”) An office building located in Richmond, Virginia	84%	0%	100%	100%	0%

(1)	Fund II-Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. Wells Real Estate Fund II and Wells Real Estate Fund II-OW are public limited partnerships affiliated with the Partnership through common General Partners.

(2)	Properties were sold in July 2004.

(3)	Property was sold in April 2004.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund IV, L.P, Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2008(2)	2	117,580	$1,840,292	$673,179	88.9%	85.8%
2014(3)	1	14,740	305,265	174,642	11.1	14.2%

	3	132,320	$2,145,557	$847,821	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	Boeing lease (approximately 116,463 square feet).

(3)	New York Life Insurance Company lease at 4400 Cox Road.

The Joint Ventures in which the Partnership owned an interest during the periods presented are further described below:

Fund II-III Associates

In April 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. During the periods presented, Fund II-IIOW Associates and the Partnership held equity interests of approximately 63% and 37%, respectively, in the following properties based on their respective cumulative capital contributions to Fund II-III Associates:

Boeing at the Atrium

In April 1989, Fund II-III Associates acquired a four-story office building, Boeing at the Atrium, located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, Texas.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for approximately six years for the top three floors of the four-story Boeing at the Atrium (94,203 sq. ft.) commencing on September 1, 2002 and expiring on March 31, 2008. On October 1, 2002, Boeing entered into a first amendment to lease an additional 296 square feet of space in the building. On January 6, 2003, Boeing entered into a second amendment to lease an additional 11,515 square feet of space in the building. On July 1, 2003, Boeing signed a third amendment to this lease, bringing Boeing’s occupancy of the space to approximately 100% of the building. As of December 31, 2004, Boeing leased approximately 99% of this property with annual base rent of $1,834,292 continuing through expiration of lease, and one tenant leased the remaining approximate 1% of this property. A termination and contraction option exists under the terms of the Boeing lease, which allows Boeing to cancel the lease or decrease the square footage at any time after September 1, 2005 with nine months’ prior written notice. If Boeing chooses to exercise the option to terminate or reduce the square footage, Boeing must pay a termination fee equal to the unamortized leasehold costs incurred by the landlord. Additionally, any decreases in square footage must be on a full floor only, beginning with the lowest floors of the premises.

Brookwood Grill

In January 1990, Fund II-IIOW Associates acquired a 5.8-acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Georgia. On September 20, 1991, Fund II-IIOW Associates contributed its interest in this 5.8-acre parcel of land, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to Fund II-III Associates. As of September 20, 1991, Fund II-IIOW Associates had expended approximately $2,128,000 for the land acquisition and development of the land. In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc., which included the development of approximately 1.5 acres and construction of a 7,440-square-foot restaurant, the Brookwood Grill, which opened in March 1992. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property described below, collectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $884,000 and was allocated a gain of approximately $290,000.

Fund II-III-VI-VII Associates

In January 1995, Fund II-III-VI-VII Associates was formed for the purpose of developing, constructing, owning, and operating the Holcomb Bridge Property. During the periods presented, Fund II-III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned equity interests of approximately 24%, 26%, and 50%, respectively, in the following property based on their respective cumulative capital contributions to Fund II-III-VI-VII Associates. The Partnership holds an equity interest of approximately 9% in Fund II-III-VI-VII Associates.

Holcomb Bridge Property

In January 1995, Fund II-III Associates contributed the remaining approximate 4.3 acres of the undeveloped real property, including land improvements, to Fund II-III-VI-VII Associates for the development and construction of two buildings containing a total of approximately 49,500 square feet, the Holcomb Bridge Property. As a result of the aforementioned sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $608,000, was allocated an immediate gain of approximately $164,000, and recorded a deferred gain of approximately $14,000. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Partnership recognized approximately $1,100 of this deferred gain.

Fund III-IV Associates

In March 1991, Fund III-IV Associates was formed for the purpose of developing, constructing, operating, and selling commercial and industrial real properties. During the periods presented, the Partnership and Wells Real Estate Fund IV, L.P. owned equity interests of approximately 57% and 43%, respectively, in the following properties based on their respective cumulative capital contributions to Fund III-IV Associates:

Stockbridge Village Shopping Center

In April 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Stockbridge, Georgia, for the purpose of developing, constructing, and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contained approximately 112,900 square feet, of which approximately 64,000 square feet was occupied by the Kroger Company (“Kroger”), a retail grocery chain. Kroger was the only tenant in occupancy of more than ten percent of the rentable square feet of this property. On April 29, 2004, four affiliated joint ventures, including Fund III-IV Associates, sold five real properties, including the Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of the Stockbridge Village Shopping Center, the Partnership was allocated a gain of approximately $2,700,000 net sale proceeds of approximately $6,900,000.

4400 Cox Road

In July 1992, Fund III-IV Associates acquired 4400 Cox Road, a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia. One hundred percent of this building was leased to the Reciprocal Group, an insurance company, on October 4, 2000 for a term of eight years, with rent commencing in February 2001. Reciprocal Group terminated its lease and vacated the premises effective July 31, 2003. In 2004, two new leases were executed. As of December 31, 2004, New York Life Insurance Company leased approximately 34% of the building, and Apex Systems, Inc. leased approximately 50% of 4400 Cox Road. New York Life Insurance Company entered into a lease for approximately 14,700 square feet commencing on October 1, 2004 for approximately ten years and three months, including three months of rent abatements at lease commencement, with initial monthly base rent of approximately $21,496, and increasing each October until lease expiration, at which time New York Life Insurance Company will be paying monthly base rent of approximately $25,439. Apex Systems, Inc. entered into a lease for approximately 21,300 square feet commencing on November 15, 2004 for approximately ten years and ten months, including seven months of rent abatements at lease commencement, with initial monthly base rent of approximately $25,521, increasing to approximately $26,163 per month effective December 1, 2005, increasing to approximately $31,826 per month effective June 1, 2006, and thereafter increasing by approximately 2.5% every December until lease expiration.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2005, 19,635,965 Class A Units and 2,544,540 Class B Units held by a total of 2,202 and 241 limited partners, respectively, were outstanding. Capital contributions are equal to $1.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2004, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2004, to be approximately $0.39 per Class A Unit and $0.33 per Class B Unit. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. These estimated valuations assume, and are applicable only to, limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that the Partnership is in the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $0.36 per Class A Unit and $0.34 per Class B Unit to its limited partners.

Operating cash available for distribution to the limited partners is generally distributed on a quarterly basis. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until each has received an 8% per annum return on his adjusted capital contribution, as defined. Net cash from operations is then distributed to each limited partner holding Class B Units until each has received an 8% per annum return on his adjusted capital contributions, as defined. If any net cash from operations remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed for such year. Thereafter, amounts are distributed 10% to the General Partners and 90% to the limited partners.

Operating cash distributions made to limited partners holding Class A Units during 2003 and 2004 are summarized below:

Operating Distribution for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2003	$220,905	$0.01	$0.00	$0.00	$0.00
June 30, 2003	$220,905	$0.01	$0.00	$0.00	$0.00
September 30, 2003	$220,905	$0.00	$0.01	$0.00	$0.00
December 31, 2003	$220,905	$0.01	$0.00	$0.00	$0.00
March 31, 2004	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2004	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2004	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2004	$0	$0.00	$0.00	$0.00	$0.00

Operating distributions were reserved in 2004 in order to fund re-leasing costs related to the new leases at 4400 Cox Road described in Part I, Item 2 above. No operating cash distributions were paid to the limited partners holding Class B Units or the General Partners as of December 31, 2004 or 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001, and 2000:

	2004 (1)	2003	2002(2)	2001	2000
Total assets	$7,625,942	$12,659,180	$13,576,655	$14,008,457	$14,532,100
Equity in income of Joint Ventures	3,276,622	111,833	273,251	602,145	232,205
Net income (loss)	3,141,841	(13,276)	(435,555)	375,442	334,287

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	$2,289,224	$(10,162)	$166,299	$510,230	$167,704
Income (loss) from discontinued operations	0	(3,114)	(601,854)	(134,788)	170,583

Net income (loss) allocated to Class A limited partners	$2,289,224	$(13,276)	$(435,555)	$375,422	$334,287

Income from continuing operations	$852,617	$0	$0	$0	$0
Income from discontinued operations	0	0	0	0	0

Net income allocated to Class B limited partners	$852,617	$0	$0	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Income from continuing operations	$0.12	$0.00	$0.01	$0.03	$0.01
Income (loss) from discontinued operations	0.00	0.00	(0.03)	(0.01)	0.01

Net income (loss) per Class A limited partner unit	$0.12	$0.00	$(0.02)	$0.02	$0.02

Income from continuing operations	$0.34	$0.00	$0.00	$0.00	$0.00
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00

Net income per Class B limited partner unit	$0.34	$0.00	$0.00	$0.00	$0.00

Operating cash distributions to investors per Class A Limited Partner Unit:
Investment income	$0.00	$0.03	$0.01	$0.02	$0.01
Return of capital	$0.00	$0.01	$0.00	$0.03	$0.01
Operating cash distributions to investors per Class B Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net property sale proceeds per Limited Partner Unit:
Class A	$0.36	$0.00	$0.00	$0.00	$0.00
Class B	$0.34	$0.00	$0.00	$0.00	$0.00

(1)	The comparability of the periods presented above is affected by the sales of the Brookwood Grill, the Holcomb Bridge Property, and Stockbridge Village Shopping Center in 2004 (See Item 2).

(2)	The comparability of the periods presented above is affected by the sale of the Greenville Center in 2002 (See Item 1).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. We have now sold four assets. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

During 2004, we accomplished a number of goals. First, we sold the Holcomb Bridge Property, Brookwood Grill, and Stockbridge Village Shopping Center, representing significant progress through the disposition-and-liquidation phase. These sales capitalized on the currently strong investor demand for retail shopping centers in the market. Second, we increased leasing at 4400 Cox Road, which had been completely vacant at the beginning of the year, to 84%. Lastly, we made two distributions of net sale proceeds to limited partners totaling approximately $7,970,000, and have announced an additional net sale proceeds distribution to limited partners, which is currently scheduled for the second quarter 2005, totaling approximately $775,000 from the sales of the Stockbridge Village Shopping Center, the Holcomb Bridge Property, and Brookwood Grill.

With four properties now sold, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund expected re-leasing costs for the remaining vacant space at 4400 Cox Road, as well as anticipated capital expenditures at Boeing at the Atrium. Further, the General Partners anticipate continuing to reserve operating distributions until 4400 Cox Road is fully re-leased. Once the outcome of the property re-leasing efforts is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

Property Summary

•	The Boeing at the Atrium property is currently 99% occupied by Boeing, with another tenant occupying the remaining approximate 1%. The leases extend through March 2008. A termination and contraction option exists under the terms of the Boeing lease, which allows Boeing to cancel the lease or decrease the square footage at any time after September 1, 2005 with nine months’ prior written notice.

•	The Brookwood Grill property was sold on July 1, 2004, and the Partnership received net sale proceeds of approximately $884,000. The General Partners have reviewed the remaining re-leasing costs anticipated at 4400 Cox Road and determined that approximately $131,000 of these net sale proceeds can be distributed to the limited partners, which is currently scheduled for the second quarter 2005. As set forth above, the remaining net sale proceeds of approximately $753,000 is currently being reserved.

•	The Holcomb Bridge Property was sold on July 1, 2004, and the Partnership received net sale proceeds of approximately $608,000. Approximately $143,000 of these net sale proceeds were used to fund the Partnership’s pro-rata share of the re-leasing costs at 4400 Cox Road. The General Partners have reviewed the remaining re-leasing costs anticipated at 4400 Cox Road and determined that approximately $90,000 of these net sale proceeds can be distributed to the limited partners, which is currently scheduled for the second quarter 2005. As set forth above, the remaining net sale proceeds of approximately $375,000 is being reserved.

•	The Stockbridge Village Shopping Center property was sold on April 29, 2004, and the Partnership received net sale proceeds of approximately $6,879,000. Approximately $626,000 of these net sale proceeds were used to fund the Partnership’s pro-rata share of the re-leasing costs at 4400 Cox Road. Approximately $5,699,000 of the net sale proceeds were distributed in November 2004, and the remaining net sale proceeds of approximately $554,000 are currently scheduled to be distributed in the second quarter 2005.

•	The 4400 Cox Road property is now 84% leased. Apex Systems, Inc. leased approximately 21,288 square feet pursuant to a lease extending from November 2004 through September 2015. New York Life Insurance leased approximately 14,700 square feet pursuant to a lease extending from October 2004 through December 2014. We are aggressively marketing the remaining vacant space in this property.

•	The Greenville Center property was sold in 2002, and the Partnership received net sale proceeds of approximately $2,271,000. Approximately $1,312,000 of the net sale proceeds was distributed to the limited partners in January 2004, and the remaining net sale proceeds of approximately $959,000 were distributed in November 2004.

As we move further into the disposition-and-liquidation phase, our attention is shifting to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyers.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds generally will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $3,276,622, $111,833, and $273,251 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase is primarily attributable to (i) the gain recognized on the April 2004 sale of the Stockbridge Village Shopping Center; (ii) the gain recognized on the July 2004 sale of the Holcomb Bridge Property and Brookwood Grill; (iii) an increase in operating income generated by Fund II-III Associates and Fund II-III-VI-VII Associates as a result of increased occupancy of Boeing at the Atrium and the Holcomb Bridge Property, respectively, beginning in the second half of 2003; (iv) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (v) a decline in operating income resulting from the termination of the Reciprocal lease at 4400 Cox Road effective July 2003.

The 2003 decrease, as compared to 2002, is primarily attributable to (i) a decline in operating income resulting from the termination of the Reciprocal lease at 4400 Cox Road effective July 2003, partially offset by (ii) an increase in operating income generated by Fund II-III Associates and Fund II-III-VI-VII Associates as a result of increased occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2003, and (iii) a decrease in depreciation expense as a result of classifying the Stockbridge Village Shopping Center, which is owned by Fund III-IV Associates, as held for sale effective March 18, 2003.

We expect future equity in income of Joint Ventures to decline as we continue to sell properties in subsequent periods.

Expenses of the Partnership

Total expenses of the Partnership were $190,221, $145,273, and $125,462 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase is primarily attributable to increases in administrative salaries, legal fees, postage and delivery, and printing costs associated with increased reporting and regulatory requirements. The 2003 increase, as compared to 2002, is primarily attributable to a corresponding increase in administrative salaries, accounting fees, postage and delivery, and printing costs. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the year ended December 31, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $399,000, as compared $863,000, for the year ended December 31, 2003 and $965,000 for the year ended December 31, 2002. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows are generally used to pay operating distributions to limited partners; however, the Partnership reserved distributions to limited partners during 2004 in order to fund the Partnership’s pro rata share of costs required in connection with re-leasing 4400 Cox Road.

During the year ended December 31, 2004, approximately $8,370,000 of net proceeds was generated from the sales of Stockbridge Village Shopping Center, Brookwood Grill and the Holcomb Bridge Property. During the same period, we invested approximately $769,000 of net sale proceeds and approximately $178,000 of operating cash flows into Fund III-IV Associates in order to fund the Partnership’s share of building improvements, tenant improvements, and leasing commissions related to new leases for approximately 84% of 4400 Cox Road and into Fund II-III Associates to fund a post-sale leasing commission and operating expenses for Brookwood Grill. The Partnership distributed net sale proceeds to limited partners of approximately $1,312,000 in January 2004 and approximately $6,658,000 in November 2004.

Operating distributions from the Joint Ventures have declined as a result of the sales of properties in previous and current periods and are expected to continue to decline as we sell additional properties in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for anticipated tenant re-leasing costs and other capital improvements.

We believe that the cash on hand, including net proceeds from the sale of properties, and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $22,000 as of December 31, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund its proportionate share of costs required to lease up the remaining available space at 4400 Cox Road.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, leasing commissions, renovations, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of December 31, 2004
Property Sold				Amount	Purpose
Greenville Center (sold 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0

Stockbridge Village Shopping Center (sold 2004)	12,024,223	57.2%	6,879,238	626,466	Re-leasing 4400 Cox Road building (2004)	5,698,820	553,952

Holcomb Bridge Property (sold 2004)	6,889,379	8.8%	607,643	143,029	Re-leasing 4400 Cox Road building (2004)	0	464,614

Brookwood Grill (sold 2004)	2,346,693	37.7%	883,530	0	—	0	883,530

Total			$10,641,598	$769,495		$7,970,007	$1,902,096

Upon evaluating the capital needs of the properties in which the Partnership currently holds an interest, the General Partners have determined that reserves of net sale proceeds of approximately $1,127,000 should be held to fund the costs anticipated in connection with re-leasing 4400 Cox Road and capital improvements for Boeing at the Atrium. In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $775,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2004.

(d)	Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $775,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the Partnership agreement, does not include limited partners acquiring units after December 31, 2004. From total net sale proceeds of approximately $1,900,000, the General Partners intend to distribute approximately $775,000 to the limited partners in connection with the aforementioned distribution and retain the residual balance of approximately $1,127,000 in reserve in order to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

(e)	Contingencies

Litigation against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(f)	Related-Party Transactions

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships, (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

(g)	Inflation

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

(h)	Application of Critical Accounting Policies

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $81,414 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

We recognized an impairment loss of $373,750 on our investment in Greenville Center during the second quarter of 2002 and an additional impairment loss of $96,000 in the third quarter of 2002, both of which are included in the total loss on disposition in the accompanying statements of operations. Our management has determined that there has been no other impairment in the carrying value of real estate assets held by the Partnership to date.

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

(i)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to our operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as to the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, as the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to the General Partners and affiliates during the year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner owns beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2005:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	41,125.79 Units(a)	Less than 1%

(a)	Leo F. Wells, III owns 24,392.79 Class A Units and 1,750 Class B Units through an Individual Retirement Account and 14,983 Class A Units through Wells Capital, Inc.

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 8% of their adjusted capital contribution. The General Partners also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners have not received any distributions of net cash flow from operations or net sale proceeds for the year ended December 31, 2004.

Property Management and Leasing Fees

In consideration for asset management and the management and leasing of our properties, we pay Wells Management, an affiliate of our General Partners, management and leasing fees equal to the lesser of (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying Statement of Operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $64,797, $133,861, and $110,520 for the years ended December 31, 2004, 2003, and 2002, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 2004.

Administration Reimbursement

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. During 2004, 2003, and 2002, the Partnership reimbursed $94,124, $50,616, and $42,383, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $4,879 and $0 are included in due to affiliates in the accompanying balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004 and 2003, bill-backs of $1,491and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$28,914	$19,623
Audit-Related Fees	0	2,265
Tax Fees	4,329	471
All Other Fees	0	0

Total	$33,243	$22,359

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements are contained on pages F-2 through F-46 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Schedule III – Real Estate Assets and Accumulated Depreciation

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

March 30, 2005	By: WELLS CAPITAL, INC. (Corporate General Partner)
/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
March 30, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

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

No. 33-24063)

*10	(e)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(f)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(g)	Custodial Agency Agreement between Registrant and Citizens and Southern Trust Company (Georgia), National Association dated January 1, 1990 (Exhibit to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

Exhibit Number		Description of Document
*10	(h)	Purchase Agreement for the Acquisition of the Greenville Property dated April 10, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(i)	Development Agreement with ADEVCO Corporation dated June 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(j)	Construction Contract with McDevitt & Street Company dated May 31, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(k)	Lease with International Business Machines Corporation dated May 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(l)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(m)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(n)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(o)	Fund III and Fund IV Associates Joint Venture Agreement dated March 27, 1991 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(p)	Agreement of Purchase and Sale dated October 31, 1990 between 675 Industrial Park, Ltd. And The Vlass-Fotos Group, Inc. (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(q)	Lease dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(r)	Lease Agreement dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(j) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(s)	First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(t)	First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

Exhibit Number		Description of Document
*10	(u)	Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(v)	First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(w)	Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(x)	Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(y)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund III, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1994, File No. 0-18407)

*10	(z)	Joint Venture Agreement of Fund II, III, VI and VII Associates (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31,1995, File No. 0-23656)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa)) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(bb)	Purchase and Sale Agreement for the Greenville Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2002, File No. 0-18407)

*10	(cc)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(dd)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ee)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ff)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(gg)	Purchase and Sale Agreement for the sale of Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion and Hannover Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended June 30, 2004, Commission File No. 0-18407)

*10	(hh)	Purchase and Sale Agreement for the sale of 880 Holcomb Bridge Road and Brookwood Grill (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the quarter ended September 30, 2004, Commission File No. 0-16518)

Exhibit Number		Description of Document
*10	(ii)	Lease Agreement with Apex Systems, Inc. for a portion of the 4400 Cox Road Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2004, Commission File No. 0-18407)

*10	(jj)	Lease Agreement with New York Life Insurance Company for a portion of the 440 Cox Road Building (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2004, Commission File No. 0-18407)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND III, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund III, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund III, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Investment in joint ventures (Note 5)	$5,260,006	$9,906,037
Cash and cash equivalents	2,184,474	2,552,904
Due from joint ventures	181,462	200,239

Total assets	$7,625,942	$12,659,180

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$16,033	$6,571
Partnership distributions payable	0	220,904
Due to affiliates	6,370	0

Total liabilities	22,403	227,475

Commitments and contingencies (Note 10)

Partners’ capital:
Limited partners:
Class A – 19,635,965 units issued and outstanding	7,603,539	12,431,705
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	7,603,539	12,431,705

Total liabilities and partners’ capital	$7,625,942	$12,659,180

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURES (Note 5)	$3,276,622	$111,833	$273,251

EXPENSES:
Partnership administration	139,719	85,446	74,489
Legal and accounting	47,751	50,975	42,648
Other general and administrative	2,751	8,852	8,325

Total expenses	190,221	145,273	125,462

INTEREST AND OTHER INCOME	55,440	23,278	18,510

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,141,841	(10,162)	166,299

DISCONTINUED OPERATIONS:
Operating loss	0	(3,114)	(111,053)
Impairment loss	0	0	(469,750)
Loss on disposition	0	0	(21,051)

LOSS FROM DISCONTINUED OPERATIONS	0	(3,114)	(601,854)

NET INCOME (LOSS)	$3,141,841	$(13,276)	$(435,555)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	$2,289,224	$(10,162)	$166,299
Loss from discontinued operations	0	(3,114)	(601,854)

Net income (loss) allocated to Class A limited partners	$2,289,224	$(13,276)	$(435,555)

Income from continuing operations	$852,617	$0	$0
Income from discontinued operations	0	0	0

Net income allocated to Class B limited partners	$852,617	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Class A Units
Income (loss) from continuing operations	$0.12	$0.00	$0.01
Loss from discontinued operations	0.00	0.00	0.03

Net income (loss) per Class A limited partners unit	$0.12	$0.00	$(0.02)

Class B Units
Income from continuing operations	$0.34	$0.00	$0.00
Loss from discontinued operations	0.00	0.00	0.00

Net income per Class B limited partners unit	$0.34	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2001	19,635,965	$13,979,446	2,544,540	$0	$0	$13,979,446

Net loss	0	(435,555)	0	0	0	(435,555)
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(232,801)	0	0	0	(232,801)

BALANCE, December 31, 2002	19,635,965	13,311,090	2,544,540	0	0	13,311,090

Net loss	0	(13,276)	0	0	0	(13,276)
Distributions of operating cash flow ($0.04 per Class A Unit)	0	(866,109)	0	0	0	(866,109)

BALANCE, December 31, 2003	19,635,965	12,431,705	2,544,540	0	0	12,431,705

Net income	0	2,289,224	0	852,617	0	3,141,841
Distributions of net sale proceeds ($0.36 and $0.34 per Class A Unit and Class B Unit, respectively)	0	(7,117,390)	0	(852,617)	0	(7,970,007)

BALANCE, December 31, 2004	19,635,965	$7,603,539	2,544,540	$0	$0	$7,603,539

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$3,141,841	$(10,162)	$166,299
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in income of joint ventures	(3,276,622)	(111,833)	(273,251)
Operating distributions received from joint ventures	518,184	1,008,837	1,057,791
Changes in operating assets and liabilities:
Prepaid expenses and other assets, net	0	199	20,316
Due to affiliates	6,370	0	0
Accounts payable and accrued expenses	9,462	(20,674)	3,753

Net cash (used in) provided by continuing operations	(2,742,606)	876,529	808,609
Net cash used in discontinued operations	0	(3,114)	(9,998)

Total adjustments	(2,742,606)	873,415	798,611

Net cash provided by operating activities	399,235	863,253	964,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(947,166)	(39,787)	(757,900)
Net proceeds from sale of real estate	0	0	2,271,187
Net sale proceeds received from joint ventures	8,370,412	0	0

Net cash provided by (used in) investing activities	7,423,246	(39,787)	1,513,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceeds distributions paid to limited partners	(7,970,007)	0	0
Operating distributions paid to limited partners from accumulated earnings	(125,061)	(34,012)	0
Operating distributions paid to limited partners in excess of accumulated earnings	(95,843)	(849,513)	0

Net cash used in financing activities	(8,190,911)	(883,525)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(368,430)	(60,059)	2,478,197

CASH AND CASH EQUIVALENTS, beginning of year	2,552,904	2,612,963	134,766

CASH AND CASH EQUIVALENTS, end of year	$2,184,474	$2,552,904	$2,612,963

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$181,462	$200,239	$241,190

Partnership distributions payable	$0	$220,904	$238,320

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

Wells Real Estate Fund III, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells real Estate Funds, Inc. The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

On October 24, 1988, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($1.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on October 23, 1990, at which time the Partnership had sold approximately 19,635,965 Class A and 2,544,540 Class B Units representing capital contributions of $22,206,310.

The Partnership owned a 100% interest in Greenville Center, an office building located in Greenville, North Carolina, through September 30, 2002. On this date, the Partnership sold Greenville Center to an unrelated third-party, for a gross sales price of $2,400,000. As a result of this sale, the Partnership received net sales proceeds of approximately $2,271,187, recognized an impairment loss of approximately $469,750 and recognized an additional loss on sale of approximately $21,051.

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW(1) (“Fund II-IIOW Associates”) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.

4. Stockbridge Village Shopping Center(3)

A retail shopping center located in Stockbridge, Georgia

5. 4400 Cox Road (formerly known as the “Reciprocal Group Building”)

An office building located in Richmond, Virginia

(1)	Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	Properties were sold in July 2004.

(3)	Property was sold in April 2004.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund IV, L.P, Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $81,414 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until each has received an 8% per annum return on his adjusted capital contribution, as defined. Net cash from operations is then distributed to limited partners holding Class B Units until each has received an 8% per annum return on his adjusted capital contributions, as defined. If any net cash from operations remains, the General Partners receive an amount equal to 10% of total net cash from operations distributed for such year. Thereafter, amounts are distributed 10% to the General Partners and 90% to the limited partners.

Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners until each limited partner has received 100% of his capital contributions, as defined;

•	To limited partners holding Class B Units until each such limited partner has received an amount equal to the net cash available for distribution paid to the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until each limited partner has received a cumulative 12% per annum return on his adjusted capital contributions, as defined;

•	Thereafter, 85% to the limited partners and 15% to the General Partners.

Allocation of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Joint Ventures

Due from Joint Ventures at December 31, 2004 and 2003 represents the Partnership’s share of operating cash flow to be distributed from the Joint Ventures for the fourth quarters of 2004 and 2003, respectively, is presented below:

	2004	2003
Fund III-IV Associates	$141,313	$132,296
Fund II-III Associates	40,149	67,943

	$181,462	$200,239

(b)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for asset management and the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures are $64,797, $133,861, and $110,520 for the years ended December 31, 2004, 2003, and 2002, respectively, which were paid to Wells Management.

(c)	Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Partnership reimbursed $94,124, $50,616, and $42,383, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $4,879 and $0 are included in due to affiliates in the accompanying balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004 and 2003, bill-backs of $1,491 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(d)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Well Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	DISCONTINUED OPERATIONS

Pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS 144”), management reviews the Partnership’s properties for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership will reduce the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets and record the corresponding impairment losses. SFAS 144 also requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statements of operations for all periods presented.

The Partnership sold the Greenville Center on September 30, 2002. The results of operations of Greenville Center, which are included as discontinued operations in the accompanying statements of operations, are presented below:

	2003	2002
Total property revenues	$0	$156,687

Operating costs - rental property	3,114	160,142
Depreciation	0	89,294
Management and leasing fees	0	18,304

Total expenses	3,114	267,740

Operating loss	(3,114)	(111,053)
Impairment loss	0	(469,750)
Loss on disposition	0	(21,051)

Loss from discontinued operations	$(3,114)	$(601,854)

5.	INVESTMENT IN JOINT VENTURES

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. In April 1989, Fund II-III Associates acquired Boeing at the Atrium, a four-story office building located in Houston, Texas. In 1991, Fund II-IIOW contributed its interest in a 5.8-acre parcel of land known as the Brookwood Property located in Roswell, Georgia, to Fund II-III Associates. A restaurant was developed on 1.5 acres of the Brookwood Property and operated as the Brookwood Grill restaurant. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $884,000 and was allocated a gain of approximately $290,000.

Fund II-III-VI-VII Associates

During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

As a result of the sale of the Holcomb Bridge Property referred to above, the Partnership received net sale proceeds of approximately $608,000, was allocated a gain of approximately $164,000, and recorded a deferred gain of approximately $14,000. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Partnership recognized approximately $1,100 of the deferred gain.

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

On April 29, 2004, four affiliated joint ventures, including Fund III-IV Associates, sold five real properties, including Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of the Stockbridge Village Shopping Center, the Partnership was allocated a gain of approximately $2,700,000 net sale proceeds of approximately $6,900,000.

The Partnership’s investment and approximate ownership percentage in the Joint Ventures as of December 31, 2004 and 2003, respectively, are presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund III-IV Associates	$2,577,301	57%	$5,997,234	57%
Fund II-III Associates	2,682,705	37%	3,908,803	37%

	$5,260,006		$9,906,037

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 2004 and 2003 are presented below:

	2004	2003
Investment in Joint Ventures, beginning of year	$9,906,037	$10,722,303
Equity in income of Joint Ventures	3,276,622	111,833
Contributions to Joint Ventures	947,166	39,787
Distributions from Joint Ventures	(8,869,819)	(967,886)

Investment in Joint Ventures, end of year	$5,260,006	$9,906,037

Condensed financial information for the Joint Ventures as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund III-IV Associates	$4,703,211	$10,835,226	$198,352	$352,664	$4,504,859	$10,482,562
Fund II-III Associates	7,939,056	11,151,956	538,422	466,419	7,400,634	10,685,537

	$12,642,267	$21,987,182	$736,774	$819,083	$11,905,493	$21,168,099

	Total Revenues			Income (Loss) From Continuing Operations				Income From Discontinued Operations				Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004		2003	2002	2004		2003	2002	2004		2003	2002
Fund III-IV Associates	$118,155	$255,692	$625,955	$(254,378)		$(1,094,505)	$179,984	$4,977,897	(1)	$1,135,650	$700,913	$4,723,519	(4)	$41,145	$880,897
Fund II-III Associates	1,779,150	1,699,937	771,448	667,930	(2)	72,454	(715,004)	863,986	(3)	163,732	123,264	1,531,916	(4)	236,186	(591,740)

	$1,897,305	$1,955,629	$1,397,403	$413,552		$(1,022,051)	$(535,020)	$5,841,883		$1299,382	$824,177	$6,255,435		$277,331	$289,157

(1)	Includes a gain of $4,660,127 recognized on the sale of Stockbridge Village Shopping Center, of which $2,666,129 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	The net income includes $484,250 equity in income from Fund II-III-VI-VII Associates. Fund II-III-VI-VII Associates recognized a gain of $1,873,400 on the sale of the Holcomb Bridge Property, of which $438,938 is attributable to Fund II-III Associates.

(3)	Includes a gain of $711,145 recognized on the sale of the Brookwood Grill, of which $290,336 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(4)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the year ended December 31, 2004 of approximately $144,262 and $50,922 for Fund II-III Associates and Fund III-IV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for the joint venture in which the Partnership held and interest through its interest in the Fund II-III Associates held an interest as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$32,963	$5,065,573	$130,560	$117,402	$(97,597)	$4,948,171

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004	2003	2002
Fund II-III-VI-VII Associates	$0	$0	$0	$(13,194)	$0	$0	$2,079,990	(1)	$210,044	$169,386	$2,066,796	$210,044	$169,386

(1)	Includes a gain of $1,873,400 recognized on the sale of the Holcomb Bridge property, of which $165,234 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

6.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying statements of operations, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the timing of when the limited partners were admitted into the Partnership.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per unit amounts attributable to the individual investors.

7.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income (loss) to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement net income (loss)	$3,141,841	$(13,276)	$(435,555)
Increase (decrease) in net income resulting from:
Meals & entertainment	0	0	516
Bad debts	14,624	2,703	0
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	13,368 (1)	(2,406)	12,272
Loss on sale of property for income tax purposes in excess of amounts for financial reporting purposes	(461,227)	0	(420,335)
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	44,321	24,400	348,404
Rental income recognized for income tax purposes in excess of amounts for financial reporting purposes	(33,176)	173,388	(68,471)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	0	0	(16,573)
Fixed asset retirement in excess of amounts for income tax purposes	0	0	0
Other	(8,822)	0	0

Income tax basis net income	$2,710,929	$184,809	$(579,742)

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement partners’ capital	$7,603,539	$12,431,705	$13,311,090
Increase (decrease) in partners’ capital resulting from:
Meals & entertainment	516	516	516
Bad debts	17,327	2,703	0
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	23,234	9,866	12,272
Loss on sale of property for income tax purposes in excess of amounts for financial reporting purposes	(881,562)	(420,335)	(420,335)
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,520,524	2,476,203	2,451,803
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,624,555	2,624,555	2,624,555
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(143,090)	(109,914)	(283,302)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	106,301	106,301	106,301
Partnership’s distribution payable	0	220,904	238,320
Other	(5,888)	2,934	2,934

Income tax basis partners’ capital	$11,865,456	$17,345,438	$18,044,154

8.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$149,478	$2,643,207	$459,149	$24,788
Interest and other income	2,909	2,284	17,722	32,525
Net income	119,822	2,582,283	428,498	11,238

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	$31,008	$2,111,592	$418,562	$(271,938)
Income from discontinued operations	0	0	0	0

Net income (loss) allocated to Class A limited partners	$31,008	$2,111,592	$418,562	$(271,938)

Income from continuing operations	$88,814	$470,691	$9,936	$283,176
Income from discontinued operations	0	0	0	0

Net income allocated to Class B limited partners	$88,814	$470,691	$9,936	$283,176

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Income (loss) from continuing operations	$0.00	$0.11	$0.02	$(0.01)
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per Class A limited partner unit(a)	$0.00	$0.11	$0.02	$(0.01)

Income from continuing operations	$0.03	$0.18	$0.00	$0.11
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income per Class B limited partner unit(a)	$0.03	$0.18	$0.00	$0.11

DISTRIBUTIONS OF NET PROPERTY SALE PROCEEDS PER LIMITED PARTNER UNIT:
Class A(a)	$0.06	$0.00	$0.00	$0.30
Class B	$0.03	$0.00	$0.00	$0.30

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$204,145	$187,310	$(429,580)	$149,958
Interest and other income	5,728	7,711	5,848	3,991
Net income (loss) from continuing operations	154,024	162,029	(449,744)	123,529
Net (loss) income from discontinued operations	(2,366)	(2,280)	0	1,532

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	$154,024	$162,029	$(449,744)	$123,529
Income (loss) from discontinued operations	(2,366)	(2,280)	0	1,532

Net income (loss) allocated to Class A limited partners	$151,658	$159,749	$(449,744)	$125,061

Income (loss) from continuing operations	$0	$0	$0	$0
Income (loss) from discontinued operations	0	0	0	0

Net income (loss) allocated to Class B limited partners	$0	$0	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Income (loss) from continuing operations	$0.01	$0.01	$(0.02)	$0.01
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per Class A limited partner unit(a)	$0.01	$0.01	$(0.02)	$0.01

Income (loss) from continuing operations	$0.00	$0.00	$0.00	$0.00
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per Class B limited partner unit	$0.00	$0.00	$0.00	$0.00

OPERATING DISTRIBUTIONS PER LIMITED PARTNER UNIT:
Class A	$0.01	$0.01	$0.01	$0.01
Class B	$0.00	$0.00	$0.00	$0.00

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

9.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

10.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”)(Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $775,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the Partnership agreement, does not include limited partners acquiring units after December 31, 2004. Approximately $1,900,000 net property sale proceeds were held by the Partnership as of December 31, 2004, of which the General Partners intend to distribute approximately $775,000 to the limited partners in connection with the aforementioned distribution and retain the residual balance of approximately $1,125,000 in reserve in order to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

WELLS REAL ESTATE FUND III LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

			Initial Cost			Gross Carrying Amount as of December 31, 2004
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired
BOEING AT THE ATRIUM(a)	36%	None	$1,367,000	$11,409,245	$3,713,274	$1,504,743	$14,984,776	$0	$16,489,519	$9,789,754	1988	04/03/89

BROOKWOOD GRILL(b)	0	None	523,319	1,296,144	0	0	0	0	0	0	1991	01/31/90

STOCKBRIDGE VILLAGE SHOPPING CENTER(c)	0	None	2,551,645	7,083,612	0	0	0	0	0	0	1991	04/04/91

4400 COX ROAD (formerly known as the “RECIPROCAL GROUP BUILDING”)(d)	57	None	529,546	4,159,560	1,178,641	573,582	5,290,424	3,741	5,867,747	2,115,675	1991	07/01/92

HOLCOMB BRIDGE PROPERTY(e)	0	None	1,325,242	5,364,560	0	0	0	0	0	0	1996	01/31/90

Total			$6,296,752	$29,313,121	$4,891,915	$2,078,325	$20,275,200	$3,741	$22,357,266	$11,905,429

(a)	Boeing at the Atrium is a four-story office building located in Houston, Texas. It is owned by Fund II and Fund III Associates.

(b)	The Brookwood Grill, a restaurant located in Roswell, Georgia and owned by Fund II and Fund III Associates, was sold July 1, 2004.

(c)	Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia and owned by Fund III and Fund IV Associates, was sold April 29, 2004.

(d)	4400 Cox Road is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and Fund IV Associates.

(e)	The Holcomb Bridge Property, an office-retail shopping center located in Roswell, Georgia and owned by Fund II, III, VI, and VII Associates, was sold July 1, 2004.

(f)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$44,898,672	$16,381,679

2002 additions	1,157,545	1,732,835
2002 deletions	(4,300,689)	(1,526,941)

BALANCE AT DECEMBER 31, 2002	41,755,528	16,587,573

2003 additions	534,509	2,028,737

BALANCE AT DECEMBER 31, 2003	42,290,037	18,616,310

2004 additions	866,222	782,460
2004 disposals	(20,798,993)	(7,493,341)

BALANCE AT DECEMBER 31, 2004	$22,357,266	$11,905,429

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND II AND FUND III ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$1,504,743	$2,249,966
Building and improvements, less accumulated depreciation of $9,789,754 and $9,834,673 at December 31, 2004 and 2003, respectively	5,195,022	6,319,327

Total real estate assets	6,699,765	8,569,293

Investment in Fund II, III, VI, and VII Associates	0	1,159,595
Cash and cash equivalents	554,086	472,188
Accounts receivable, net	342,684	501,336
Prepaid expenses and other assets, net	341,339	436,851
Due from Fund II, III, VI, and VII Associates	1,182	12,693

Total assets	$7,939,056	$11,151,956

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$239,731	$278,872
Partnership distributions payable	110,788	185,741
Due to affiliate	2,205	0
Obligation to joint venture partners	24,896	0
Deferred rent	160,802	1,806

Total liabilities	538,422	466,419

Partners’ capital:
Fund II and Fund II-OW	4,719,270	6,776,735
Wells Real Estate Fund III, L.P.	2,681,364	3,908,802

Total partners’ capital	7,400,634	10,685,537

Total liabilities and partners’ capital	$7,939,056	$11,151,956

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF FUND II, III, VI, AND VII ASSOCIATES	$484,250	$49,213	$40,771

REVENUES:
Rental income	1,736,835	1,699,182	710,919
Reimbursement income	42,315	0	58,799
Interest and other income	0	755	1,730

Total revenues	1,779,150	1,699,937	771,448

EXPENSES:
Operating costs	777,473	750,623	619,591
Depreciation	556,345	697,396	643,621
Management and leasing fees	225,158	196,340	143,758
Joint venture administration	4,510	4,626	93,544
Legal and accounting	31,984	22,711	26,709
Bad debt expense	0	5,000	0

Total expenses	1,595,470	1,676,696	1,527,223

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	667,930	72,454	(715,004)

DISCONTINUED OPERATIONS:
Operating income	92,841	163,732	123,264
Gain on disposition	771,145	0	0

Income from discontinued operations	863,986	163,732	123,264

NET INCOME (LOSS)	$1,531,916	$236,186	$(591,740)

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$6,266,590	$3,576,084	$9,842,674

Net loss	(361,015)	(230,725)	(591,740)
Partnership contributions	1,200,499	757,898	1,958,397
Partnership distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	6,929,986	3,996,927	10,926,913

Net income	147,893	88,293	236,186
Partnership contributions	70,000	39,787	109,787
Partnership distributions	(371,144)	(216,205)	(587,349)

Balance, December 31, 2003	6,776,735	3,908,802	10,685,537

Net income	957,690	574,226	1,531,916
Partnership contributions	81,055	48,945	130,000
Partnership distributions	(3,096,210)	(1,850,609)	(4,946,819)

Balance, December 31, 2004	$4,719,270	$2,681,364	$7,400,634

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,531,916	$236,186	$(591,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(771,145)	0	0
Equity in income of Fund II, III, VI, and VII Associates	(484,250)	(49,213)	(40,771)
Distributions received from Fund II, III, VI, and VII Associates	66,070	42,411	127,276
Investment in Fund II, III, VI, and VII Associates	0	(9,373)	0
Depreciation	570,925	752,645	702,105
Amortization of deferred leasing costs	102,553	98,537	102,517
Changes in assets and liabilities:
Prepaid expenses and other assets, net	(103,128)	0	46,713
Accounts receivable, net	78,594	7,204	(494,267)
Accounts payable, accrued expenses, and refundable security deposits	(39,141)	(263,916)	563,545
Deferred rent	158,995	(121,869)	0
Due to affiliate	2,205	0	0

Total adjustments	(418,322)	456,426	1,007,118

Net cash provided by operating activities	1,113,594	692,612	415,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Net property sale proceeds from the sale of real estate	2,346,693	0	0
Net property sale proceeds from Fund II, III, VI, & VII	1,614,182	0	0
Investment in real estate assets	(100,799)	(329,532)	(1,089,770)
Payment of deferred lease acquisition costs	0	(86,274)	(516,202)

Net cash provided by (used in) investing activities	3,860,076	(415,806)	(1,605,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(5,021,772)	(508,060)	(408,374)
Contributions from joint venture partners	130,000	109,787	1,958,397

Net cash (used in) provided by financing activities	(4,891,772)	(398,273)	1,550,023

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,898	(121,467)	359,429

CASH AND CASH EQUIVALENTS, beginning of year	472,188	593,655	234,226

CASH AND CASH EQUIVALENTS, end of year	$554,086	$472,188	$593,655

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II, III, VI, and VII Associates	$1,182	$12,693	$21,607

Partnership distributions payable	$110,788	$185,741	$106,452

Write-off of fully amortized deferred leasing costs	$96,088	$0	$54,351

See accompanying notes.

FUND II AND FUND III ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

In April 1989, Fund II and Fund II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P., known as Fund II and Fund III Associates (the “Joint Venture”) for the purpose of investing in commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

In April 1989, the Joint Venture acquired a 117,580 square foot, four-story office building, Boeing at the Atrium, in Houston Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land, known as the Holcomb Bridge Property, in Roswell, Georgia, to the Joint Venture. A 7,440 square foot restaurant, Brookwood Grill, was developed on 1.5 acres of the Holcomb Bridge Property. During 1995, the remaining 4.3 acres of the Holcomb Bridge Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property. The general partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

On July 1, 2004, the Joint Venture and Fund II, III, VI, and VII Associates sold Brookwood Grill and the Holcomb Bridge Property, respectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the Brookwood Grill sale, the Joint Venture received net sale proceeds of approximately $2,347,000 and recognized a gain of approximately $771,000. As a result of the sale of the Holcomb Bridge Property, the Joint Venture received net sale proceeds of approximately $1,614,000 and was allocated an immediate gain of approximately $436,000, and recorded a deferred gain of approximately $37,000. The deferred gain represents the Joint Venture’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Joint Venture recognized approximately $2,900 of the deferred gain.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $144,262 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Investment in Fund II, III, VI, and VII Associates

The Joint Venture does not have control over the operations of Fund II, III, VI, and VII Associates; however, it does exercise significant influence. Accordingly, the Joint Venture’s investments in Fund II, III, VI, and VII Associates are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

As of December 31, 2004, the Joint Venture is obligated to fund $24,896 to Fund II, III, VI, and VII Associates as a result of an eighteen-month rental guarantee provided to the buyer in connection with the sale of the Holcomb Bridge Property.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $28,718 and $0 are included in accounts receivable, net as of December 31, 2004 and 2003, respectively.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, as of December 31, 2004 and 2003 is comprised of the following balances:

	2004	2003
Deferred leasing costs, net	$333,298	$435,851
Prepaid property insurance	6,990	0
Refundable security deposits	1,000	1,000
Other assets	51	0

Total	$341,339	$436,851

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $717,901 and $615,347 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund remaining balances to the tenants upon the expiration of their related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund II and Fund II-OW and Wells Real Estate Fund III, L.P. held ownership interests in the Joint Venture of approximately 63% and 37%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Fund II, III, VI and VII Associates

Due from Fund II, III, VI, and VII Associates at December 31, 2004 and 2003 is $1,182 and $12,693 represents the Joint Venture’s share of cash to be distributed from Fund II, III, VI, and VII Associates for the fourth quarters of 2004 and 2003, respectively.

(b)	Management and Leasing Fees

Wells Real Estate Fund II, Wells Real Estate Fund II-OW and Wells Real Estate Fund III, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $132,342, $113,748, and $65,104 for the years ended December 31, 2004, 2003, and 2002, respectively, which are payable to Wells Management.

(c)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $39,164, $47,402, and $88,067, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $2,205 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(d)	Conflicts of Interest

The general partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW and Wells Real Estate Fund III, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

Roll-forwards of the Joint Venture’s investment in Fund II, III, VI, and VII Associates for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Fund II, III, VI and VII Associates, beginning of year	$1,159,595	$1,134,506
Equity in income of Fund II, III, VI and VII Associates	484,250	49,213
Contributions to Fund II, III, VI and VII Associates	0	9,373
Distributions from Fund II, III, VI and VII Associates	(1,668,741)	(33,497)

Investment in Fund II, III, VI and VII Associates, end of year	$(24,896)	$1,159,595

The Joint Venture’s investment and approximate ownership percentage in Fund II, III, VI, and VII Associates as of December 31, 2004 and 2003 is presented below:

2004		2003
Amount	Percent	Amount	Percent
$(24,896)	23%	$1,159,595	23%

Fund II, III, VI, & VII Associates

During 1995, 4.3 acres of land located in Roswell, Georgia, was transferred at cost to Fund II, III, VI, and VII Associates. Development of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

On July 1, 2004, Fund II, III, VI, and VII Associates sold the Holcomb Bridge Property to an unrelated third party for a gross sales price of $7,109,800. As a result of the sale of the Holcomb Bridge Property, Fund II, III, VI, and VII Associates received net sale proceeds of approximately $6,889,000, recognized an immediate gain of approximately $1,861,000, and recorded a deferred gain of approximately $160,000. The deferred gain represents Fund II, III, VI, and VII Associates’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, Fund II, III, VI, and VII Associates recognized approximately $12,000 of the deferred gain.

Condensed financial information for Fund II, III, VI, and VII Associates as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	2004	2003	2004	2003	2004	2003
Fund II, III, VI, and VII Associates	$32,963	$5,065,573	$130,560	$117,402	$(97,597)	$4,948,172

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004	2003	2002
Fund II, III, VI, and VII Associates	$0	$0	$0	$(13,194)	$0	$0	$2,079,990	(1)	$210,044	$169,386	$2,066,796	$210,044	$169,386

(1)	Includes a gain of $1,873,400 recognized on the sale of the Holcomb Bridge Property, of which $438,938 is attributable to the Joint Venture and has been allocated to the joint venture partners pursuant to the provisions of the joint venture agreement (Note 2).

5.	DISCONTINUED OPERATIONS

Pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS 144”), operating results of real estate assets sold or held for sale are to be included in discontinued operations in the statements of operations for all periods presented.

The Joint Venture sold Brookwood Grill on July 1, 2004. The results of operations of Brookwood Grill, which are included as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	2004	2003	2002
Total property revenues	$142,524	$294,423	$226,479

Operating costs-rental property	25,366	59,497	20,866
Depreciation	14,580	55,249	58,485
Management and leasing fees	9,737	15,945	23,864

Total expenses	49,683	130,691	103,215

Operating income	92,841	163,732	123,264
Gain on disposition	771,145	0	0

Income from discontinued operations	$863,986	$163,732	$123,264

6.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2003 follows:

Year ending December 31:
2005	1,844,020
2006	1,844,020
2007	1,844,020
2008	463,801
2009	3,728
Thereafter	8,077

$6,007,666

Two tenants contributed 94% and 6% of rental income for the year ended December 31, 2004. One tenant will contribute approximately 100% of future minimum rental income.

FUND II AND FUND III ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation(c)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BROOKWOOD GRILL(a)	None	$523,319	$1,296,144	$0	$0	$0	$0	$0	$0	1991	1/31/90
BOEING AT THE ATRIUM (b)	None	1,367,000	11,409,245	3,713,274	1,504,743	14,984,776	$0	16,489,519	9,789,754	1988	4/03/89

Total		$1,890,319	$12,705,389	$3,713,274	$1,504,743	$14,984,776	$0	$16,489,519	$9,789,754

(a)	Brookwood Grill is a restaurant located in Roswell, Georgia.

(b)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$16,984,664	$8,379,922

2002 additions	1,089,770	702,106

BALANCE AT DECEMBER 31, 2002	18,074,434	9,082,028

2003 additions	329,532	752,645

BALANCE AT DECEMBER 31, 2003	18,403,966	9,834,673

2004 additions	100,799	570,925
2004 deletions	(2,015,246)	(615,844)

BALANCE AT DECEMBER 31, 2004	$16,489,519	$9,789,754

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund III and Fund IV Associates:

We have audited the accompanying balance sheets of Fund III and Fund IV Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund III and Fund IV Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND III AND FUND IV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$573,582	$573,582
Building and improvements, less accumulated depreciation of $2,115,675 and $2,934,925 at December 31, 2004 and 2003, respectively	3,174,749	2,574,456
Construction in progress	3,741	0
Assets held for sale	0	7,251,981

Total real estate assets	3,752,072	10,400,019

Cash and cash equivalents	390,623	139,062
Accounts receivable, net	173,325	229,927
Other assets, net	387,191	66,218

Total assets	$4,703,211	$10,835,226

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and refundable security deposits	$55,808	$58,712
Partnership distributions payable	141,311	231,237
Due to affiliate	1,233	0
Deferred rent	0	62,715

Total liabilities	198,352	352,664

Partners’ capital:
Wells Real Estate Fund III, L.P.	2,577,299	5,997,232
Wells Real Estate Fund IV, L.P.	1,927,560	4,485,330

Total partners’ capital	4,504,859	10,482,562

Total liabilities and partners’ capital	$4,703,211	$10,835,226

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
REVENUES:
Rental income	$118,155	$223,726	$578,335
Reimbursement income	0	31,352	47,620
Interest and other income	0	614	0

Total revenues	118,155	255,692	625,955

EXPENSES:
Depreciation	153,441	977,283	315,628
Write-off of deferred leasing costs	0	195,325	0
Management and leasing fees	11,832	41,836	59,677
Operating costs	149,819	77,527	50,340
Joint venture administration	27,390	31,386	12,661
Legal and accounting	30,051	26,840	7,665

Total expenses	372,533	1,350,197	445,971

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(254,378)	(1,094,505)	179,984

DISCONTINUED OPERATIONS:
Operating income	317,770	1,135,650	700,913
Gain on disposition	4,660,127	0	0

Income from discontinued operations	4,977,897	1,135,650	700,913

NET INCOME	$4,723,519	$41,145	$880,897

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund III, L.P.	Wells Real Estate Fund IV, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$7,079,433	$5,294,701	$12,374,134

Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	6,725,376	5,029,902	11,755,278

Net income	23,540	17,605	41,145
Partnership distributions	(751,684)	(562,177)	(1,313,861)

Balance, December 31, 2003	5,997,232	4,485,330	10,482,562

Net income	2,702,397	2,021,122	4,723,519
Partnership contributions	898,221	671,779	1,570,000
Partnership distributions	(7,020,551)	(5,250,671)	(12,271,222)

Balance, December 31, 2004	$2,577,299	$1,927,560	$4,504,859

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,723,519	$41,145	$880,897
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(4,660,127)	0	0
Depreciation	153,441	1,053,430	663,540
Amortization of deferred lease acquisition costs	9,864	229,611	58,442
Changes in assets and liabilities:
Due to affiliate	1,233	0	(3,406)
Accounts receivable, net	(17,351)	(98,630)	82,702
Other assets, net	23,423	6,950	(15,200)
Accounts payable and refundable security deposits	(2,904)	6,094	12,953
Deferred rent	(62,715)	62,715	0

Total adjustments	(4,555,136)	1,260,170	799,031

Net cash provided by operating activities	168,383	1,301,315	1,679,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	12,024,223	0	0
Payments of deferred lease acquisition costs	(384,474)	(12,245)	(12,245)
Investment in real estate	(765,423)	(77,118)	(64,983)

Net cash provided by (used in) investing activities	10,874,326	(89,363)	(77,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from joint venture partners	1,570,000	0	0
Distributions to joint venture partners	(12,361,148)	(1,434,141)	(1,556,774)

Net cash used in financing activities	(10,791,148)	(1,434,141)	(1,556,774)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	251,561	(222,189)	45,926

CASH AND CASH EQUIVALENTS, beginning of year	139,062	361,251	315,325

CASH AND CASH EQUIVALENTS, end of year	$390,623	$139,062	$361,251

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$141,311	$231,237	$351,517

Write-off of fully amortized deferred leasing costs	$232,433	$292,676	$10,708

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

On March 27, 1991, Wells Real Estate Fund III, L.P. entered into a joint venture with Wells Real Estate Fund IV, L.P. to form Fund III and Fund IV Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund III, L.P. are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”). The general partners of Wells Real Estate Fund IV, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center, a 64,097 building located on 13.62 acres of real property in Stockbridge, Georgia. In July 1992, the Joint Venture also acquired 4400 Cox Road (formerly the “Reciprocal Group Building”), a two-story office building containing approximately 43,000 square feet and located in Richmond, Virginia.

On April 29, 2004, four joint ventures, including the Joint Venture, sold five real properties, including the Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of the Stockbridge Village Shopping Center, the Joint Venture recognized a gain of approximately $4,660,127 and received net proceeds of approximately $12,024,223.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $50,922 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable is comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $10,963 and $5,873 are included in accounts receivable, net, as of December 31, 2004 and 2003, respectively.

Other Assets, net

As of December 31, 2004 and 2003, other assets is comprised of the following items:

	2004	2003
Deferred leasing costs, net	$378,082	$33,686
Utility deposits	7,767	0
Prepaid property insurance	1,342	0
Refundable security deposits	0	32,532

Total	$387,191	$66,218

Deferred leasing costs reflects costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $6,393 and $259,516 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, is obligated to refund such balances to the tenants upon the expiration of the related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund III, L.P. and Wells Real Estate Fund IV, L.P. held ownership interests in the Joint Venture of approximately 57% and 43%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund III, L.P. and Wells Real Estate Fund IV, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund III, L.P. and Wells Real Estate Fund IV, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund III, L.P. and Wells Real Estate Fund IV, L.P.. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $24,225, $153,209, and $120,443 for the years ended December 31, 2004, 2003, and 2002, respectively, which are payable to Wells Management.

(b)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $29,535, $61,992, and $45,616, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $1,233 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c)	Conflicts of Interest

The general partners of Wells Real Estate Fund III, L.P. and Wells Real Estate Fund IV, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, assets held for sale to be presented separately in the accompanying balance sheets and that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. On April 29, 2004, the Joint Venture sold the Stockbridge Village Shopping Center. On March 18, 2003, Stockbridge Village II was classified as held for sale, and subsequently sold on April 29, 2004. As such, the results of discontinued operations included in the accompanying statements of operations for the years ended December 31, 2004, 2003, and 2002 are summarized below:

	2004	2003	2002
Total property revenues	$457,642	$1,685,883	$1,457,794

Operating costs-rental property	105,414	371,420	306,333
Depreciation	0	76,146	347,912
Management and leasing fees	34,458	102,667	102,636

Total expenses	139,872	550,233	756,881

Operating income	317,770	1,135,650	700,913
Gain on disposition	4,660,127	0	0

Income from discontinued operations	$4,977,897	$1,135,650	$700,913

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2004 follows:

Year ending December 31:
2005	$401,481
2006	619,010
2007	662,413
2008	677,861
2009	693,191
Thereafter	4,045,729

$7,099,685

For the year ended December 31, 2004, no rental income was due to the Joint Venture. In addition, two tenants will contribute approximately 100% of future minimum rental income.

FUND III AND FUND IV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation (c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
STOCKBRIDGE VILLAGE SHOPPING CENTER(a)	None	$2,551,645	$7,083,612	$0	$0	$0	$0	$0	$0	1991	04/04/91

4400 COX ROAD(b)	None	529,546	4,159,560	1,178,641	573,582	5,290,424	3,741	5,867,747	2,115,675	1991	07/01/92

Total		$3,081,191	$11,243,172	$1,178,641	$573,582	$5,290,424	$3,741	$5,867,747	$2,115,675

(a)	Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, was sold on April 29, 2004.

(b)	4400 Cox Road is an office building located in Richmond, Virginia.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	16,572,710	4,597,822

2002 additions	64,983	663,540

BALANCE AT DECEMBER 31, 2002	16,637,693	5,261,362

2003 additions	77,117	1,053,429

BALANCE AT DECEMBER 31, 2003	16,714,810	6,314,791

2004 additions	765,423	153,441
2004 disposals	(11,612,486)	(4,352,557)

BALANCE AT DECEMBER 31, 2004	$5,867,747	$2,115,675