Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND III L P
filed 2005-08-12
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND III, L.P.

WELLS REAL ESTATE FUND III, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$6,245,129	$5,260,006
Cash and cash equivalents	1,357,546	2,184,474
Due from joint ventures	104,810	181,462

Total assets	$7,707,485	$7,625,942

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$9,429	$16,033
Due to affiliates	9,370	6,370

Total liabilities	18,799	22,403

PARTNERS’ CAPITAL:
Limited partners:
Class A—19,635,965 units issued and outstanding	7,559,372	7,603,539
Class B—2,544,540 units issued and outstanding	129,314	0
General partners	0	0

Total partners’ capital	7,688,686	7,603,539

Total liabilities and partners’ capital	$7,707,485	$7,625,942

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$887,707	$2,643,207	$933,640	$2,792,684

EXPENSES:
Partnership administration	43,950	52,198	73,678	74,227
Legal and accounting	12,074	10,141	23,598	20,165
Other general and administrative	1,085	869	1,567	1,381

Total expenses	57,109	63,208	98,843	95,773
INTEREST AND OTHER INCOME	11,337	2,284	25,350	5,193

NET INCOME	$841,935	$2,582,283	$860,147	$2,702,104

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$623,713	$2,111,592	$641,925	$2,142,599

CLASS B	$218,222	$470,691	$218,222	$559,505

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.03	$0.11	$0.03	$0.11

CLASS B	$0.09	$0.18	$0.09	$0.22

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	19,635,965	$12,431,705	2,544,540	$0	$0	$12,431,705
Net income	0	2,289,224	0	852,617	0	3,141,841
Distributions of net sale proceeds ($0.36 and $0.34 per Class A Unit and Class B Unit, respectively)	0	(7,117,390)	0	(852,617)	0	(7,970,007)

BALANCE, December 31, 2004	19,635,965	7,603,539	2,544,540	0	0	7,603,539
Net income	0	641,925	0	218,222	0	860,147
Distributions of net sale proceeds ($0.03 and $0.03 per Class A Unit and Class B Unit, respectively)	0	(686,092)	0	(88,908)	0	(775,000)

BALANCE, June 30, 2005	19,635,965	$7,559,372	2,544,540	$129,314	$0	$7,688,686

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$860,147	$2,702,104
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(933,640)	(2,792,684)
Operating distributions received from joint ventures	139,592	317,932
Operating changes in assets and liabilities:
Increase in due to affiliates	3,000	0
(Decrease) increase in accounts payable and accrued expenses	(6,604)	9,313

Total adjustments	(797,652)	(2,465,439)

Net cash provided by operating activities	62,495	236,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	6,879,239
Investment in joint venture	(114,423)	0

Net cash (used in) provided by investing activities	(114,423)	6,879,239

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(775,000)	0
Operating distributions paid to limited partners	0	(1,532,907)

Net cash used in financing activities	(775,000)	(1,532,907)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(826,928)	5,582,997

CASH AND CASH EQUIVALENTS, beginning of period	2,184,474	2,552,904

CASH AND CASH EQUIVALENTS, end of period	$1,357,546	$8,135,901

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW(1) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center(3) A retail shopping center located in Stockbridge, Georgia 5. 4400 Cox Road(4) An office building located in Richmond, Virginia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	Properties were sold in July 2004.
(3)	Property was sold in April 2004.
(4)	Property was sold in June 2005.

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

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party (the “Purchaser”) for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $884,000 and was allocated a gain of approximately $290,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $608,000 and was allocated a gain of approximately $178,000, of which approximately $14,000 was deferred. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the Purchaser in connection with the sale. In June 2005, the Purchaser sold the Holcomb Bridge Property and as a result the Partnership is no longer obligated under the terms of the rental guarantee. As of June 30, 2005, the Partnership recognized the remaining deferred gain of approximately $9,900.

On June 21, 2005, Fund III-IV Associates sold the 4400 Cox Road Building to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc. (“Apex”), the majority tenant, for a gross sales price of $6,500,000. As a result of the sale, the Partnership was allocated net sale proceeds of approximately $3,600,000 and was allocated a gain of approximately $800,000. The gain recognized from the sale of 4400 Cox Road may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners until each limited partner has received 100% of his capital contributions, as defined;

•	To limited partners holding Class B Units until each such limited partner has received an amount equal to the net cash available for distribution paid to the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until each limited partner has received a cumulative 12% per annum return on his adjusted capital contributions, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined; and

•	Thereafter, 85% to the limited partners and 15% to the General Partners.

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

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $12,260 and $22,104 for the three months ended June 30, 2005 and 2004, respectively, and $23,743 and $43,552 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $26,193 and $32,166 for the three months ended June 30, 2005 and 2004, respectively, and $52,307 and $50,692 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and Wells Capital of $9,370 and $4,879 are included in due to affiliates in the accompanying balance sheet. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004, bill-backs due to Wells Capital of $1,491 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations				Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,				Three Months Ended June 30,
	2005	2004	2005	2004	2005		2004		2005	2004
Fund II-III Associates	$490,369	$446,104	$151,821	$6,268	$1,463		$78,833		$153,284	$85,101
Fund III-IV Associates	0	0	(3,859)	(14,670)	1,457,891	(1)	4,578,883	(2)	1,454,032	4,564,213

	$490,369	$446,104	$147,962	$(8,402)	$1,459,354		$4,657,716		$1,607,316	$4,649,314

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations				Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004	2005		2004		2005	2004
Fund II-III Associates	$947,297	$892,208	$267,795	$26,260	$2,283		$135,781		$270,078	$162,041
Fund III-IV Associates	0	0	(10,433)	(21,339)	1,470,807	(1)	4,796,192	(2)	1,460,374	4,774,853

	$947,297	$892,208	$257,362	$4,921	$1,473,090		$4,931,973		$1,730,452	$4,936,894

(1)	Includes a gain of approximately $1,459,000 recognized on the sale of 4400 Cox Road, of which approximately $835,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of approximately $4,660,000 recognized on the sale of the Stockbridge Village Shopping Center, of which approximately $2,666,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint venture in which the Partnership held an equity interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(2,166)	$(4,837)	$83,676	$118,181	$81,510	$113,344

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(8,208)	$(8,157)	$90,029	$215,879	$81,821	$207,722

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold five assets. Our focus on the remaining asset involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

During the second quarter of 2005, we engaged in several significant activities that further positioned us to dispose of and liquidate the properties in which we owned interests. Specifically, Apex signed an amendment to lease the remaining vacant space at 4400 Cox Road, which was subsequently sold on June 21, 2005. We made a distribution of net sale proceeds to the limited partners in May 2005 totaling $775,000 from the sales of the Stockbridge Village Shopping Center, the Holcomb Bridge Property, and Brookwood Grill. We also announced the next planned net sale proceeds distribution to the limited partners of approximately $3,950,000 from the sales of the Holcomb Bridge Property, Brookwood Grill, and 4400 Cox Road, which is scheduled to be paid in the fourth quarter of 2005.

With only one property remaining in the Partnership, our General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated capital expenditures at Boeing at the Atrium. We anticipate that operating distributions will continue to be reserved in the near term, given there is only one asset remaining.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	Boeing at the Atrium is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company. The existing lease extends through March 2008.

•	Brookwood Grill was sold on July 1, 2004 for a gain of approximately $771,000, of which approximately $290,000 was allocated to the Partnership.

•	Holcomb Bridge Property was sold on July 1, 2004 for a gain of approximately $1,974,000, of which approximately $174,000 was allocated to the Partnership.

•	Stockbridge Village Shopping Center was sold on April 29, 2004 for a gain of approximately $4,660,000, of which approximately $2,666,000 was allocated to the Partnership.

•	The 4400 Cox Road property was sold on June 21, 2005 for a gain of approximately $1,459,000, of which approximately $835,000 was allocated to the Partnership.

•	The Greenville Center property was sold in 2002 for a loss of approximately $470,000.

•	As of June 30, 2005, the property sales described above generated approximately $14,249,000 in net sales proceeds allocated to the Partnership, of which approximately $769,000 has been utilized, approximately $8,745,000 has been distributed to the limited partners, approximately $785,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at Boeing at the Atrium, and approximately $3,950,000 is earmarked to be distributed to the limited partners in the fourth quarter of 2005 (see Liquidity and Capital Resources below).

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of joint ventures was $887,707 and $2,643,207 for the three months ended June 30, 2005 and 2004, respectively, and $933,640 and $2,792,684 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decreases are primarily attributable to (i) recognizing a greater gain on the April 2004 sale of Stockbridge Village Shopping Center than the gain on the June 2005 sale of 4400 Cox Road, (ii) forgone operating income as a result of the sale of the Stockbridge Village Shopping Center, and (iii) an increase in depreciation expense as a result of placing tenant improvements into service at 4400 Cox Road in the fourth quarter of 2004, partially offset by (iv) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

Expenses of the Partnership

Our total expenses were $57,109 and $63,208 for the three months ended June 30, 2005 and 2004, respectively, and $98,843 and $95,773 for the six months ended June 30, 2005 and 2004, respectively. The second quarter 2005 decrease, as compared to the second quarter 2004, is primarily attributable to lower postage and delivery expenses. The 2005 year-to-date increase is primarily attributable to increases in administrative salaries and accounting fees associated with increased reporting and regulatory requirements. We expect administrative salaries and accounting fees to increase in the future as a result of implementing and adhering to increased reporting and regulatory requirements.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $62,000, as compared to approximately $237,000 for the six months ended June 30, 2004. The 2005 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures as a result of the sales of the Stockbridge Village Shopping Center in April 2004, Brookwood Grill in July 2004, Holcomb Bridge Property in July 2004, and 4400 Cox Road in June 2005. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

We expect operating distributions from the Joint Ventures to remain low in the near term, as we intend to maintain operating cash flow otherwise distributable to the Partnership at the joint venture level in order to fund our pro-rata share of re-leasing costs anticipated in connection with preparing Boeing at the Atrium for sale. Future operating distributions payable to limited partners will be largely dependent upon the amount of cash generated from Boeing at the Atrium, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $19,000, as of June 30, 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund II-III Associates and net sale proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund II-III Associates. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from Fund II-III Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through the Joint Ventures with affiliated partnerships.

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

As of June 30, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0
Stockbridge Village Shopping Center (sold in 2004)	12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0
Holcomb Bridge Property (sold in 2004)	6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	90,075	459,285
Brookwood Grill (sold in 2004)	2,346,693	37.7%	883,530	84,746	• Re-leasing 4400 Cox Road building (2004)	130,972	667,812
4400 Cox Road	6,305,585	57.21%	3,607,520	0	—	0	3,607,520	*

Total			$14,249,118	$769,495		$8,745,006	$4,734,617

*	Net sale proceeds allocable to the Partnership from the June 21, 2005 sale of 4400 Cox Road were held by Fund III-IV Associates as of June 30, 2005 and transferred to the Partnership in July 2005.

During the second quarter 2005, we distributed approximately $775,000 of net sale proceeds from the sales of the Stockbridge Village Shopping Center, Holcomb Bridge Property, and Brookwood Grill to the limited partners. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $785,000 will be required to fund anticipated re-leasing costs for Boeing at the Atrium. Upon completion of the transfer of the net sale proceeds from the sale of 4400 Cox Road, our General Partners anticipate distributing the net sale proceeds of approximately $3,950,000 in the fourth quarter of 2005 as further described below.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $3,950,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or that distributions may be made at a lower amount.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for 4400 Cox Road Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002