Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND III L P
filed 2005-11-14
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND III, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$2,563,455	$5,260,006
Cash and cash equivalents	5,021,703	2,184,474
Due from joint ventures	45,674	181,462

Total assets	$7,630,832	$7,625,942

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$9,122	$16,033
Due to affiliates	6,735	6,370

Total liabilities	15,857	22,403

PARTNERS’ CAPITAL:
Limited partners:
Class A—19,635,965 units issued and outstanding	7,554,595	7,603,539
Class B—2,544,540 units issued and outstanding	60,380	0
General partners	0	0

Total partners’ capital	7,614,975	7,603,539

Total liabilities and partners’ capital	$7,630,832	$7,625,942

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(28,481)	$459,149	$905,159	$3,251,834

EXPENSES:
Partnership administration	31,700	32,474	106,944	108,083
Legal and accounting	24,412	15,899	48,011	36,064

Total expenses	56,112	48,373	154,955	144,147

INTEREST AND OTHER INCOME	10,882	17,722	36,232	22,916

NET INCOME (LOSS)	$(73,711)	$428,498	$786,436	$3,130,603

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(4,777)	$418,562	$637,148	$2,561,161

CLASS B	$(68,934)	$9,936	$149,288	$569,442

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.02	$0.03	$0.13

CLASS B	$(0.03)	$0.00	$0.06	$0.22

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	19,635,965	$12,431,705	2,544,540	$0	$0	$12,431,705

Net income	0	2,289,224	0	852,617	0	3,141,841
Distributions of net sale proceeds ($0.36 and $0.34 per Class A Unit and Class B Unit, respectively)	0	(7,117,390)	0	(852,617)	0	(7,970,007)

BALANCE, December 31, 2004	19,635,965	7,603,539	2,544,540	0	0	7,603,539

Net income	0	637,148	0	149,288	0	786,436
Distributions of net sale proceeds ($0.03 and $0.03 per Class A Unit and Class B Unit, respectively)	0	(686,092)	0	(88,908)	0	(775,000)

BALANCE, September 30, 2005	19,635,965	$7,554,595	2,544,540	$60,380	$0	$7,614,975

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$786,436	$3,130,603
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(905,159)	(3,251,834)
Operating changes in assets and liabilities:
Increase in due to affiliates	365	0
(Decrease) increase in accounts payable and accrued expenses	(6,911)	19,844

Total adjustments	(911,705)	(3,231,990)
Operating distributions received from joint ventures	244,401	433,008

Net cash provided by operating activities	119,132	331,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	3,607,520	8,359,652
Investment in joint venture	(114,423)	(274,929)

Net cash provided by investing activities	3,493,097	8,084,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(775,000)	(1,312,003)
Operating distributions paid to limited partners	0	(220,904)

Net cash used in financing activities	(775,000)	(1,532,907)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,837,229	6,883,437

CASH AND CASH EQUIVALENTS, beginning of period	2,184,474	2,552,904

CASH AND CASH EQUIVALENTS, end of period	$5,021,703	$9,436,341

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates “)	• Fund II and Fund II-OW(1) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center(3) A retail shopping center located in Stockbridge, Georgia 5. 4400 Cox Road(4) An office building located in Richmond, Virginia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	Properties were sold in July 2004.
(3)	Property was sold in April 2004.
(4)	Property was sold in June 2005.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund III-IV Associates, sold five real properties, including Stockbridge Village Shopping Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village Shopping Center, the Partnership received net sale proceeds of approximately $6,880,000 and was allocated a gain of approximately $2,670,000.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $884,000 and was allocated a gain of approximately $290,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $608,000 and was allocated a gain of approximately $174,000.

On June 21, 2005, Fund III-IV Associates sold the 4400 Cox Road Building to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc., the majority tenant, for a gross sales price of $6,500,000. As a result of the sale, the Partnership was allocated net sale proceeds of approximately $3,600,000 and was allocated a gain of approximately $800,000.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Sale Proceeds

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

3.    RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $11,099 and $7,604 for the three months ended September 30, 2005 and 2004, respectively, and $34,842 and $51,156 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $21,554 and $26,633 for the three months ended September 30, 2005 and 2004, respectively, and $73,861 and $77,325 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and Wells Capital of $6,735 and $4,879 are included in due to affiliates in the accompanying balance sheet. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004, bill-backs due to Wells Capital of $1,491 are included in due to affiliates in the accompanying balance sheet.

4.    INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III Associates	$429,291	$441,564	$49,990	$537,915	$(8,981)	$769,099		$41,009	$1,307,014	(1)
Fund III-IV Associates	0	0	(8,918)	(9,067)	(66,625)	(45,801)		(75,543)	(54,868	)(1)

	$429,291	$441,564	$41,072	$528,848	$(75,606)	$723,298		$(34,534)	$1,252,146

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III Associates	$1,376,588	$1,333,772	$317,786	$564,175	$(6,698)	$904,880	(2)	$311,088	$1,469,055	(1)
Fund III-IV Associates	0	0	(19,351)	(30,406)	1,404,182 (3)	4,750,391	(4)	1,384,831	4,719,985	(1)

	$1,376,588	$1,333,772	$298,435	$533,769	$1,397,484	$5,655,271		$1,695,919	$6,189,040

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three months and nine months ended September 30, 2004 of $72,131 and $25,461 for Fund II-III Associates and Fund III-IV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $771,000 recognized on the sale of Brookwood Grill, of which approximately $290,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(3)	Includes a gain of approximately $1,451,000 recognized on the sale of 4400 Cox Road, of which approximately $830,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(4)	Includes a gain of approximately $4,660,000 recognized on the sale of the Stockbridge Village Shopping Center, of which approximately $2,670,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint venture in which the Partnership held an equity interest through its ownership in Fund II-III Associates for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(1,720)	$(10,708)	$3,668	$1,861,538		$1,948	$1,850,830

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations			Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(9,928)	$(18,865)	$93,697	$2,077,417	(1)	$83,769	$2,058,552

(1)	Includes a total gain of approximately $1,869,000 recognized on the sale of the Holcomb Bridge Property, of which approximately $165,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

5.    SUBSEQUENT EVENT

The sales of the Holcomb Bridge Property, Brookwood Grill, and 4400 Cox Road generated total net sale proceeds to the Partnership of approximately $5,099,000, of which approximately $221,000 has previously been distributed to the limited partners through September 30, 2005, and approximately $143,000 was utilized to fund re-leasing costs for 4400 Cox Road prior to the sale. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, our General Partners have determined to hold net sale proceeds of approximately $785,000. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $3,950,000 to the limited partners of record as of September 30, 2005, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2005.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold five assets. Our focus on the remaining asset involves leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

During 2005, we engaged in several significant activities that further positioned us to dispose of and liquidate the properties in which we owned interests. Specifically, Apex Systems, Inc. signed an amendment to lease the remaining vacant space at 4400 Cox Road, which was subsequently sold on June 21, 2005. We made a distribution of net sale proceeds to the limited partners in May 2005 totaling $775,000 from the sales of the Stockbridge Village Shopping Center, the Holcomb Bridge Property, and Brookwood Grill. On November 1, 2005, we also paid net sale proceeds distribution to the limited partners of approximately $3,950,000 from the sales of the Holcomb Bridge Property, Brookwood Grill, and 4400 Cox Road (See Note 5).

Our General Partners are currently reserving operating distributions to limited partners and a portion of net sale proceeds to fund re-leasing costs anticipated in connection with preparing Boeing at the Atrium, the only property remaining in the portfolio, for sale. We anticipate that operating distributions will continue to be reserved in the near term, given there is only one asset remaining.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Greenville Center property was sold on September 30, 2002.

•	Stockbridge Village Shopping Center was sold on April 29, 2004.

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The 4400 Cox Road property was sold on June 21, 2005.

•	Boeing at the Atrium is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company. The existing lease extends through March 2008.

•

As of September 30, 2005, the property sales described above generated an aggregate of approximately $14,249,000 in net sale proceeds allocated to the Partnership, of which approximately $769,000 has been utilized, approximately $8,745,000 has previously been distributed to the limited partners, and approximately $785,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs and capital improvements at Boeing at the Atrium. On November 1, 2005 approximately $3,950,000 of the net sale proceeds was distributed to the limited partners.

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining property is positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of joint ventures was $(28,481) and $459,149 for the three months ended September 30, 2005 and 2004, respectively, and $905,159 and $3,251,834 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 decreases are primarily attributable to (i) recognizing a greater gain in 2004 from the sale of Stockbridge Village Shopping Center in April 2004 and Brookwood Grill and Holcomb Bridge Property in July 2004 than the gain on the sale of 4400 Cox Road in June 2005, (ii) forgone operating income as a result of the sale of the Stockbridge Village Shopping Center, Brookwood Grill, the Holcomb Bridge Property and 4400 Cox Road, partially offset by (iii) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

We expect equity in income of Joint Ventures to decrease going forward as a result of the forgone operating income resulting from the sale of the aforementioned properties.

Expenses of the Partnership

Our total expenses were $56,112 and $48,373 for the three months ended September 30, 2005 and 2004, respectively, and $154,955 and $144,147 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to an increase in administrative salaries and accounting fees associated with increased reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $119,000, as compared to approximately $332,000 for the nine months ended September 30, 2004. The 2005 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures as a result of the sales of the Stockbridge Village Shopping Center in April 2004, Brookwood Grill in July 2004, Holcomb Bridge Property in July 2004, and 4400 Cox Road in June 2005. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. In addition, we received net sale proceeds from Joint Ventures related to the sales of 4400 Cox Road of approximately $3,600,000 during the nine months ended September 30, 2005.

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

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $16,000, as of September 30, 2005. We anticipate that we will be able to fund our proportionate share of the anticipated capital expenditures noted above using cash on hand and future operating cash flow during 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund II-III Associates and net sale proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund II-III Associates. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from Fund II-III Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

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

As of September 30, 2005, we had received, used, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0
Stockbridge Village Shopping Center (sold in 2004)	12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0
Holcomb Bridge Property (sold in 2004)	6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	90,075	459,285
Brookwood Grill (sold in 2004)	2,346,693	37.7%	883,530	84,746	• Re-leasing 4400 Cox Road building (2004)	130,972	667,812
4400 Cox Road (sold in 2005)	6,305,585	57.21%	3,607,520	0	—	0	3,607,520

Total			$14,249,118	$769,495		$8,745,006	$4,734,617

On May 17, 2005, we distributed approximately $775,000 of net sale proceeds from the sales of the Stockbridge Village Shopping Center, Holcomb Bridge Property, and Brookwood Grill to the limited partners. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $785,000 will be required to fund the Partnership’s share of anticipated re-leasing costs and capital improvements for Boeing at the Atrium. Accordingly, in November 2005, the remaining net sale proceeds of approximately $3,950,000 from the sale of the Holcomb Bridge Property, Brookwood Grill, and 4400 Cox Road was distributed to the limited partners of record as of September 20, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as to the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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