Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND III L P
filed 2006-08-11
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our remaining real estate property, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND III, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in joint ventures	$2,448,860	$2,557,806
Cash and cash equivalents	1,164,077	1,125,364
Due from joint ventures	87,890	35,739
Other assets	4,515	0

Total assets	$3,705,342	$3,718,909

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$9,248	$9,328
Due to affiliates	5,189	9,187
Partnership distributions payable	62,517	0

Total liabilities	76,954	18,515

PARTNERS’ CAPITAL:
Limited partners:
Class A – 19,635,965 units issued and outstanding	3,628,388	3,700,394
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,628,388	3,700,394

Total liabilities and partners’ capital	$3,705,342	$3,718,909

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$28,369	$887,707	$57,676	$933,640

EXPENSES:
Partnership administration	30,443	45,035	62,457	75,245
Legal and accounting	10,893	12,074	29,429	23,598

Total expenses	41,336	57,109	91,886	98,843

INTEREST AND OTHER INCOME	13,278	11,337	24,721	25,350

NET INCOME (LOSS)	$311	$841,935	$(9,489)	$860,147

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$311	$623,713	$(9,489)	$641,925

CLASS B	$0	$218,222	$0	$218,222

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.03	$0.00	$0.03

CLASS B	$0.00	$0.09	$0.00	$0.09

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, DECEMBER 31, 2004	19,635,965	$7,603,539	2,544,540	$ 0	$0	$7,603,539

Net income	0	279,805	0	542,049	0	821,854
Distributions of net sale proceeds ($0.21 and $0.21 per Class A Unit and Class B Unit, respectively)	0	(4,182,950)	0	(542,049)	0	(4,724,999)

BALANCE, DECEMBER 31, 2005	19,635,965	3,700,394	2,544,540	0	0	3,700,394

Net loss	0	(9,489)	0	0	0	(9,489)
Distributions of operating cash flows ($0.00 per Class A Unit)	0	(62,517)	0	0	0	(62,517)

BALANCE, JUNE 30, 2006	19,635,965	$3,628,388	2,544,540	$ 0	$0	$3,628,388

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,489)	$860,147
Operating distributions received from joint ventures	125,810	139,592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(57,676)	(933,640)
Changes in assets and liabilities:
Increase in other assets	(4,515)	0
Decrease in accounts payable and accrued expenses	(80)	(6,604)
(Decrease) increase in due to affiliates	(3,998)	3,000

Net cash provided by operating activities	50,052	62,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(11,339)	(114,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(775,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,713	(826,928)

CASH AND CASH EQUIVALENTS, beginning of period	1,125,364	2,184,474

CASH AND CASH EQUIVALENTS, end of period	$1,164,077	$1,357,546

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$62,517	$0

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund IV, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

On June 21, 2005, Fund III-IV Associates sold 4400 Cox Road to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc., the majority tenant, for a gross sales price of $6,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,609,000 and was allocated a gain of approximately $830,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006, other assets is comprised primarily of interest income receivable.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$466,515	$490,369	$78,678	$151,821	$932	$ 1,463	$79,610	$ 153,284
Fund III-IV Associates	105	0	(865)	(3,859)	0	1,457,891	(865)	1,454,032

	$466,620	$490,369	$77,813	$147,962	$932	$1,459,354	$78,745	$1,607,316

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$927,202	$947,297	$163,374	$267,795	$2,485	$ 2,283	$165,859	$ 270,078
Fund III-IV Associates	911	0	(4,311)	(10,433)	0	1,470,807	(4,311)	1,460,374

	$928,113	$947,297	$159,063	$257,362	$2,485	$1,473,090	$161,548	$1,730,452

Condensed financial information for the joint venture in which the Partnership held an equity interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(2,166)	$0	$83,676	$0	$81,510

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(8,208)	$0	$90,029	$0	$81,821

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income (loss)	Gain on Sale		Total
Fund II-III Associates	$2,485	$0	$2,485	$ 2,283	$ 0		$ 2,283
Fund II-III-VI-VII Associates	0	0	0	(10,157)	100,186	(1)	90,029
Fund III-VI Associates	0	0	0	11,608	1,459,199		1,470,807

	$2,485	$0	$2,485	$ 3,734	$1,559,385		$1,563,119

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $10,849 and $12,260 for the three months ended June 30, 2006 and 2005, respectively, and $21,249 and $23,743 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $16,417 and $26,193 for the three months ended June 30, 2006 and 2005, respectively, and $34,652 and $52,307 for the six months ended June 30, 2006, and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2006 and December 31, 2005, due to affiliates is comprised of administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

The second quarter 2006 operating distributions to limited partners holding Class A Units increased over the previous quarter primarily as a result of distributing operating cash flows that were previously reserved. We anticipate that operating distributions may be reserved or remain low in the future as we fund anticipated re-leasing costs for Boeing at the Atrium, the only property remaining in the portfolio. Once the details surrounding the timing of the capital requirements and the potential sale of the remaining property becomes known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the sale of 4400 Cox Road would be appropriate.

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

Short-Term Liquidity

During the six months ended June 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $50,000, as compared to approximately $62,000 for the six months ended June 30, 2005. The 2006 decrease is primarily attributable to a decrease in operating distributions received from Fund II-III Associates resulting from an adjustment in the second quarter of 2005 to prior year operating expense reimbursement billings. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

We expect operating distributions to limited partners will remain low or be reserved in the near-term, as we intend to fund our pro-rata share of anticipated re-leasing costs for Boeing at the Atrium. Any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from Boeing at the Atrium, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by Fund II-III Associates.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $77,000, as of June 30, 2006. We anticipate that we will be able to fund our proportionate share of the anticipated capital expenditures noted above using cash on hand and future operating cash flow during 2006.

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

As of June 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
				Amount	Purpose

Greenville Center (sold in 2002)	$ 2,271,187	100.0%	$ 2,271,187	$ 0	–	$ 2,271,187	$ 0

Stockbridge Village Shopping Center (sold in 2004)	12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0

Holcomb Bridge Property (sold in 2004)	6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	549,360	0

Brookwood Grill (sold in 2004)	2,318,115	37.7%	872,770	84,746	• Re-leasing 4400 Cox Road building (2004)	788,024	0

4400 Cox Road (sold in 2005)	6,308,796	57.2%	3,609,357	0	–	2,833,662	775,695

Total			$14,240,195	$769,495		$12,695,005	$775,695

Upon evaluating the capital needs of the remaining property in which we currently hold an interest, our General Partners have estimated that reserves of net sale proceeds of approximately $776,000 will be required to fund the Partnership’s share of anticipated re-leasing costs for Boeing at the Atrium.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $28,369 and $887,707 for the three months ended June 30, 2006 and 2005, respectively, and $57,676 and $933,640 for the six months ended June 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to (i) the gain recognized from the sale of 4400 Cox Road in June 2005, (ii) a corresponding decrease in operating income as a result of the aforementioned sale, and (iii) an adjustment in the second quarter of 2005 to prior year operating expense reimbursement billings at Boeing at the Atrium. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We expect future equity in income of Joint Ventures to remain at similar levels, given the remaining property in the portfolio is currently stabilized.

Expenses

Our total expenses were $41,336 and $57,109 for the three months ended June 30, 2006 and 2005, respectively, and $91,886 and $98,843 for the six months ended June 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to (i) a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties, partially offset by (ii) an increase in printing costs and legal fees. We anticipate future increases in our administrative expenses and legal fees in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $13,278 and $11,337 for the three months ended June 30, 2006 and 2005, respectively, and $24,721 and $25,350 for the six months ended June 30, 2006 and 2005, respectively. The increase for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to an increase in the daily interest yield. The decrease for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is primarily attributable to (i) a decrease in the average amount of net sale proceeds held during the respective periods, partially offset by (ii) an increase in the daily interest yield.

Future levels of interest income will be largely dependent upon the timing of future dispositions and distributions of net sale proceeds to the investors.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amount of the remaining property in which we have an ownership interest, through investment in Fund II-III Associates, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair value is calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market price, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset held as of June 30, 2006.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
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