Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND III L P
filed 2006-11-13
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund III, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$2,370,471	$2,557,806
Cash and cash equivalents	1,194,190	1,125,364
Due from joint ventures	74,300	35,739
Other assets	7,232	0

Total assets	$3,646,193	$3,718,909

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$21,431	$9,328
Due to affiliates	5,306	9,187
Partnership distributions payable	62,517	0

Total liabilities	89,254	18,515

PARTNERS’ CAPITAL:
Limited partners:
Class A – 19,635,965 units issued and outstanding	3,556,939	3,700,394
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,556,939	3,700,394

Total liabilities and partners’ capital	$3,646,193	$3,718,909

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$6,511	$(28,481)	$64,187	$905,159

EXPENSES:
Partnership administration	24,816	31,700	87,273	106,944
Legal and accounting	7,628	24,412	37,057	48,011

Total expenses	32,444	56,112	124,330	154,955

INTEREST AND OTHER INCOME	17,004	10,882	41,724	36,232

NET INCOME (LOSS)	$(8,929)	$(73,711)	$(18,419)	$786,436

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(8,929)	$(4,777)	$(18,419)	$637,148

CLASS B	$0	$(68,934)	$0	$149,288

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.03

CLASS B	$0.00	$(0.03)	$0.00	$0.06

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPSTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2004	19,635,965	$7,603,539	2,544,540	$0	$0	$7,603,539

Net income	0	279,805	0	542,049	0	821,854
Distributions of net sale proceeds ($0.21 and $0.21 per Class A Unit and Class B Unit, respectively)	0	(4,182,950)	0	(542,049)	0	(4,724,999)

BALANCE, December 31, 2005	19,635,965	3,700,394	2,544,540	0	0	3,700,394

Net loss	0	(18,419)	0	0	0	(18,419)
Distributions of operating cash flows ($0.01 per Class A Unit)	0	(125,036)	0	0	0	(125,036)

BALANCE, September 30, 2006	19,635,965	$3,556,939	2,544,540	$0	$0	$3,556,939

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,419)	$786,436
Operating distributions received from joint ventures	234,281	244,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(64,187)	(905,159)
Changes in assets and liabilities:
Increase in other assets	(7,232)	0
Increase (decrease) in accounts payable and accrued expenses	12,103	(6,911)
(Decrease) increase in due to affiliates	(3,881)	365

Net cash provided by operating activities	152,665	119,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	3,607,520
Investment in joint venture	(21,320)	(114,423)

Net cash (used in) provided by investing activities	(21,320)	3,493,097

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(62,519)	0
Net sale proceeds distributions paid to limited partners	0	(775,000)

Net cash used in financing activities	(62,519)	(775,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	68,826	2,837,229

CASH AND CASH EQUIVALENTS, beginning of period	1,125,364	2,184,474

CASH AND CASH EQUIVALENTS, end of period	$1,194,190	$5,021,703

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$62,517	$0

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	September 30, 2006	December 31, 2005
Interest income receivable	$4,995	$0
Insurance refund receivable	2,237	0

Total	$7,232	$0

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

•

To limited partners holding Class B Units until each such limited partner has received an amount equal to the net cash available for distribution previously paid to the limited partners holding Class A Units on a per-unit basis;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$461,910	$429,291	$41,178	$49,990	$ 932	$ (8,981)	$42,110	$ 41,009
Fund III-IV Associates	0	0	3,188	(8,918)	(1,059)	(66,625)	2,129	(75,543)

	$461,910	$429,291	$44,366	$41,072	$ (127)	$(75,606)	$44,239	$(34,534)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$1,389,112	$1,376,588	$204,552	$317,786	$ 3,417	$ (6,698)	$207,969	$ 311,088
Fund III-IV Associates	911	0	(1,123)	(19,351)	(1,059)	1,404,182	(2,182)	1,384,831

	$1,390,023	$1,376,588	$203,429	$298,435	$ 2,358	$1,397,484	$205,787	$1,695,919

Condensed financial information for the joint venture in which the Partnership held an equity interest through its ownership in Fund II-III Associates for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(1,720)	$0	$3,668	$0	$1,948

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(9,928)	$0	$93,697	$0	$83,769

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income (loss)	Gain on Sale	Total	Operating loss	Gain on Sale		Total
Fund II-III Associates	$ 3,417	$0	$ 3,417	$(6,698)	$0		$(6,698)
Fund II-III-VI-VII Associates	0	0	0	(6,489)	100,186	(1)	93,697
Fund III-IV Associates	(1,059)	0	(1,059)	(46,667)	1,450,849		1,404,182

	$ 2,358	$0	$ 2,358	$(59,854)	$1,551,035		$1,491,181

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $11,230 and $11,099 for the three months ended September 30, 2006 and 2005, respectively, and $32,479 and $34,842 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $16,989 and $21,554 for the three months ended September 30, 2006 and 2005, respectively, and $51,641 and $73,861 for the nine months ended September 30, 2006, and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership

(“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, due to affiliates is comprised of administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

The third quarter 2006 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may be reserved or remain low in the future, as only one property remains in the portfolio. Once the details surrounding the potential sale of the remaining property becomes known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the sale of 4400 Cox Road would be appropriate.

Property Summary

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs, and portfolio costs. As the remaining property is positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

Short-Term Liquidity

During the nine months ended September 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $153,000, as compared to approximately $119,000 for the nine months ended September 30, 2005. The 2006 increase in net operating cash flows is primarily attributable to a decrease in legal fees and administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties, partially offset by a decrease in operating distributions received from Fund II-III Associates resulting from an increase in utility expenses and property taxes at Boeing at the Atrium. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

We expect operating distributions to limited partners will remain low or be reserved in the near-term, since only one property remains in the portfolio. Any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from Boeing at the Atrium, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by Fund II-III Associates.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $89,000, as of September 30, 2006. We anticipate that we will be able to fund our proportionate share of the anticipated capital expenditures noted above using cash on hand and future operating cash flow.

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

As of September 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Greenville Center (sold in 2002)	$2,271,187	100.0%	$ 2,271,187	$0	–	$ 2,271,187	$ 0

Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	549,360	0

Brookwood Grill (sold in 2004)	$2,318,115	37.7%	872,770	84,746	• Re-leasing 4400 Cox Road building (2004)	788,024	0

4400 Cox Road (sold in 2005)	$6,308,796	57.2%	3,609,357	0	–	2,833,662	775,695

Total			$14,240,195	$769,495		$12,695,005	$775,695

Upon evaluating the Partnership’s obligations, our General Partners have decided to reserve the net sale proceeds on hand as of September 30, 2006 to fund the Partnership’s ongoing operations.

Results of Operations

Equity in Income of Joint Ventures

Equity in income (loss) of Joint Ventures was $6,511 and $(28,481) for the three months ended September 30, 2006 and 2005, respectively. The increase for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is primarily attributable to incurring additional legal fees in the third quarter of 2005 related to the sale of 4400 Cox Road, partially offset by (i) an increase in utility expenses due to increased after-hour usage at Boeing at the Atrium, and (ii) an increase in property taxes at Boeing at the Atrium.

Equity in income of Joint Ventures was $64,187 and $905,159 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is primarily attributable to (i) an increase in utility expenses due to increased after-hour usage at Boeing at the Atrium, (ii) an increase in property taxes at Boeing at the Atrium, (iii) the gain recognized from the sale of 4400 Cox Road in June 2005, and (iv) a corresponding decrease in operating income resulting from the aforementioned sale.

We expect future equity in income of Joint Ventures to remain at similar levels, given the remaining property in the portfolio is currently stabilized.

Expenses

Our total expenses were $32,444 and $56,112 for the three months ended September 30, 2006 and 2005, respectively, and $124,330 and $154,955 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, and (ii) decrease in accounting fees as a result of changing auditors.

We anticipate future increases in our administrative expenses and legal fees in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $17,004 and $10,882 for the three months ended September 30, 2006 and 2005, respectively, and $41,724 and $36,232 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases, as compared to 2005, are primarily attributable to (i) an increase in the daily interest, partially offset by (ii) a decrease in the average amount of net sale proceeds held during the respective periods.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the remaining property to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives for the remaining real estate asset owned through Fund II-III Associates by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that Fund II-III Associates utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amount of the remaining property in which we have an ownership interest, through investment in Fund II-III Associates, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair value is calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market price, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset held as of September 30, 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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