Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND III L P
filed 2007-03-28
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                         to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our remaining real estate property, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND III, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund III, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on July 31, 1988 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights regardless of class.

On October 24, 1988, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($1.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, which was terminated on October 23, 1990. The Partnership sold approximately 19,635,965 Class A Units and 2,544,540 Class B Units representing capital contributions of $22,180,505, adjusted for the Partnership repurchase of 22,805 Class A Units and 3,000 Class B Units.

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

We are in the disposition-and-liquidation phase of our life cycle. Our focus on the remaining asset involves leasing and marketing efforts that are believed to result in the best disposition pricing for the limited partners.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the remaining property we own through our interest in Fund II and III Associates. In the opinion of management, our property is adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its property.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our remaining property, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services, investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenant to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenant from paying contractual rents, this could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our remaining real estate property.

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

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our remaining real estate property.

General economic conditions may affect the timing of sale of our remaining property and the sale price we receive.

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

Adverse economic conditions in the geographic region in which we own the remaining property may negatively impact your overall returns.

Adverse economic conditions in the geographic region in which we own the remaining property could affect the real estate values in this area or the business of our tenant if our tenant relies upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industry of our tenant of our property may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of our tenant, such as the technology industry, could affect the financial ability of our tenant to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in our property for a period of time. Therefore, changes in economic conditions of the particular industry of our tenant could reduce our income and distributions to limited partners and the value of our property at the time of sale of such property.

We are dependent on our tenant for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenant.

Our property is primarily occupied by a single tenant and, therefore, the success of our investments are materially dependent on the financial stability of our tenant. Lease payment defaults by our tenant could cause us to reduce the amount of distributions to holders of Class A Units. A default of our tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We will have a vacancy issue with our property which could reduce or eliminate cash distributions to limited partners.

Because of the upcoming vacancy issue, we anticipate that we will be required to expend in the future, funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units, if any. In addition, the resale value of this property is currently diminished because the market value depends principally upon the value of the leases in place at such property.

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

The revenues generated by this tenant are substantially reliant upon the financial condition of this tenant and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of this tenant may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on our tenant for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenant. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If our tenant files bankruptcy, we may be precluded from collecting all sums due.

If our tenant, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Our tenant, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at our property does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

A vacancy at our property could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of our lease. Our property is primarily leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on our property continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

Our General Partners will attempt to obtain adequate insurance on our property to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If our property incurs a casualty loss that is not fully insured, the value of our asset will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of our property could adversely affect the return on your investment.

We generally will hold the remaining property in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell the property at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our property, we cannot assure you that we will be able to sell our property at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If any environmentally hazardous material is determined to exist on the property owned by the Partnership, our operating results could be adversely affected.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our property, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect the business, assets, or results of operations of the Partnership and, consequently, amounts available for distribution to limited partners holding Class A Units.

The Partnership and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such programs at purchase prices below the prices paid for such properties. We cannot guarantee that our property will appreciate in value.

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our property in which we own interests. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial property we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our property or distributions to our limited partners.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our remaining property. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying our property;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to our existing property.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

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

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s property, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s property was sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our property in connection with these estimated unit valuations. In addition, the property value is subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s property, and resulting value of Partnership’s limited partnership unit will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Class A Units or Class B Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Class A Units or Class B Units, which is fixed at the end of the offering period. However, the effect of any advantage associated with holding Class A Units or Class B Units may be significantly reduced or eliminated, depending upon the ratio of Class A Units to Class B Units, which is fixed at the end of the offering period. We did not attempt to restrict the ratio of Class A Units to Class B Units sold during the offering period.

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Our General Partners will face conflicts of interest relating to the sale and leasing of our property.

We may be selling our remaining property at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling our remaining property in a geographic area where other Wells programs own properties or are trying to sell properties, which could lower your return on your investment.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, the state in which we own the remaining property may impose income taxes upon your share of our taxable income allocable to the Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our property. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our property has not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make our property more attractive for sale or lease.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our property which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005	2004	2003	2002
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW(1) • Wells Real Estate Fund III, L.P.	63.1% 36.9%	1. Boeing at the Atrium A four-story office building located in Houston, Texas	100%	100%	100%	100%	81%

			2. Brookwood Grill(2) A restaurant located in Roswell, Georgia	—	—	—	100%	100%
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	23.4% 26.2% 50.4%	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia	—	—	—	83%	60%
Fund III and Fund IV Associates (“Fund III-IV Associates”)(4)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	57.2% 42.8%	4. Stockbridge Village Shopping Center(5) A retail shopping center located in Stockbridge, Georgia	—	—	—	97%	100%

			5. 4400 Cox Road(6) A two-story office building located in Richmond, Virginia	—	—	84%	0%	100%

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	These properties were sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated in 2006.

(4)	Fund III-IV Associates was liquidated in 2007.

(5)	This property was sold in April 2004.

(6)	This property was sold in June 2005.

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

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for our remaining property in which the Partnership held an interest through Fund II-III Associates, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2007(2)	0	53,151	$ 837,128	$303,375	45.2%	47.3%
2008(3)	2	64,429	$ 932,053	$337,776	54.8%	52.7%

	2	117,580	$1,769,181	$641,151	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Boeing exercised option to reduce space effective September 18, 2007 (53,151 square feet).

(3)	Includes expiration of Boeing lease (63,312 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

Boeing at the Atrium

Boeing at the Atrium is an approximate 118,000-square-foot, four-story office building located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, Texas. As of December 31, 2006, Boeing/Shuttle Division (“Boeing”) leased approximately 99% of this property with annual base rent of $15.75 per square foot continuing through expiration of its lease in 2008, and one tenant leased the remaining approximate 1% of this property. A termination and contraction option exists under the terms of the Boeing lease, which allows Boeing to cancel the lease or decrease the square footage under the lease at any time after September 1, 2005 with nine months’ prior written notice. In December 2006, Boeing exercised the option to reduce the square footage by approximately 53,000 square feet effective September 18, 2007, which consists of the first two floors. Boeing will pay a termination fee equal to the unamortized leasehold costs incurred by the landlord.

Brookwood Grill

Brookwood Grill is an approximate 7,000-square-foot restaurant located in Roswell, Georgia. In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. and was set to expire in 2012. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property described below, collectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $873,000 and was allocated a gain of approximately $290,000.

Holcomb Bridge Property

The Holcomb Bridge Property consisted of two buildings leased to multiple tenants containing a total of approximately 49,500 square feet located in Roswell, Georgia. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership was allocated a gain of approximately $174,000 and net proceeds of approximately $608,000.

Stockbridge Village Shopping Center

Stockbridge Village Shopping Center is a multi-tenant shopping center containing approximately 113,000 square feet located in Stockbridge, Georgia. On April 29, 2004, four affiliated joint ventures, including Fund III-IV Associates, sold five real properties, including the Stockbridge Village Shopping Center, to an unrelated third party for an aggregate gross sales price of $23,750,000. As a result of the sale of the Stockbridge Village Shopping Center, the Partnership received net sale proceeds of approximately $6,879,000 and was allocated a gain of approximately $2,666,000.

4400 Cox Road

4400 Cox Road is a two-story office building containing approximately 42,000 square feet located in Richmond, Virginia. Approximately 65% of 4400 Cox Road was leased to Apex Systems, Inc. through 2015. The remainder of the building was leased to New York Life Insurance through 2014. On June 21, 2005, Fund III-IV Associates sold the 4400 Cox Road building to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc., the majority tenant, for a gross sale price of $6,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,609,000 and was allocated a gain of approximately $830,000.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 19,635,965 Class A Units and 2,544,540 Class B Units held by a total of 2,191 and 243 limited partners, respectively, were outstanding. Capital contributions are equal to $1.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s property was sold at its estimated fair market value as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of the property value as of December 31, 2006, to be approximately $0.22 per Class A Unit and $0.17 per Class B Unit. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s property, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s property was sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, the property value is subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for the Partnership’s property.

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

It should also be noted that the Partnership is in the process of selling its property and that as the property is sold and the net proceeds from the property sale are distributed to limited partners, the resulting value of Partnership’s limited partnership units will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $0.58 per Class A Unit and $0.55 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

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

Operating cash distributions made to limited partners holding Class A Units during 2005 and 2006 are summarized below:

		Per Class A Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2005	$0	$0.00	$0.00
June 30, 2005	$0	$0.00	$0.00
September 30, 2005	$0	$0.00	$0.00
December 31, 2005	$0	$0.00	$0.00
March 31, 2006	$0	$0.00	$0.00
June 30, 2006	$62,519	$0.00	$0.00
September 30, 2006	$62,520	$0.00	$0.00
December 31, 2006	$62,517	$0.00	$0.00

Fourth quarter 2006 operating distributions were accrued for accounting purposes in 2006 and paid to the Class A limited partners in February 2007. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$3,565,142	$3,718,909	$7,625,942	$12,659,180	$13,576,655
Equity in income of Joint Ventures	$63,584	$937,665	$3,276,622	$111,833	$273,251
Net income (loss)	$(27,810)	$821,854	$3,141,841	$(13,276)	$(435,555)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
Income (loss) from continuing operations	$(27,810)	$279,805	$2,289,224	$(10,162)	$166,299
Loss from discontinued operations	$0	$0	$0	$(3,114)	$(601,854)

Net income (loss) allocated to Class A limited partners	$(27,810)	$279,805	$2,289,224	$(13,276)	$(435,555)

Income from continuing operations	$0	$542,049	$852,617	$0	$0
Income from discontinued operations	$0	$0	$0	$0	$0

Net income allocated to Class B limited partners	$0	$542,049	$852,617	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Income from continuing operations	$0.00	$0.01	$0.12	$0.00	$ 0.01
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00	$(0.03)

Net income (loss) per Class A limited partner unit	$0.00	$0.01	$0.12	$0.00	$(0.02)

Income from continuing operations	$0.00	$0.21	$0.34	$0.00	$ 0.00
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$ 0.00

Net income per Class B limited partner unit	$0.00	$0.21	$0.34	$0.00	$ 0.00

Operating cash distributions to investors per Class A Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$ 0.00
Return of capital	$0.01	$0.00	$0.00	$0.04	$ 0.01
Operating cash distributions to investors per Class B Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$ 0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$ 0.00
Distribution of net sale proceeds per Limited Partner Unit:
Class A	$0.00	$0.21	$0.36	$0.00	$ 0.00
Class B	$0.00	$0.21	$0.34	$0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have sold five assets with only one property remaining in the portfolio. In the fourth quarter of 2006, Boeing exercised its option to reduce the square footage leased by approximately 46% effective September 18, 2007. Our focus on the remaining asset involves leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

The fourth quarter 2006 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may be reserved or remain low in the future, as only one property remains in the portfolio. Once the details surrounding leasing and/or the potential sale of the remaining property becomes known, our General Partners will evaluate if distributions of the remaining net sale proceeds from the sale of 4400 Cox Road would be appropriate.

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

•

Boeing at the Atrium is currently 99% occupied by the Boeing. The existing Boeing lease extends through March 2008. Boeing exercised the option to reduce the square footage by approximately 46% of its space effective September 18, 2007, which consists of the first two floors. We have begun our marketing efforts for this space.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the property we own. As the majority of our in-place leases are at the remaining property that was acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the remaining property owned by Fund II-III Associates and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenant to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

We generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $209,000 for the year ended December 31, 2006, which were used primarily to fund operating distributions to limited partners of approximately $125,000 and investments in Fund II-III Associates to fund leasing costs for Boeing at the Atrium. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We expect operating distributions to limited partners to remain low or be reserved in the near-term, as we intend to fund our pro-rata share of anticipated re-leasing costs for Boeing at the Atrium. To the extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from Boeing at the Atrium, our expectations of future cash flows, and determination of near-term cash needs for re-leasing costs and other capital improvements for the remaining property owned by Fund II-III Associates.

We believe that the cash on hand, including net proceeds from the sale of properties, and distributions due from Fund II-III Associates are sufficient to cover our working capital needs, including liabilities of approximately $80,000 as of December 31, 2006.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund II-III Associates and net sale proceeds generated from the strategic sale of our remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for our remaining property owned through Fund II-III Associates. Future cash flows from operating activities will be primarily affected by distributions received from Fund II-III Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

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

Fund II-III Associates funds capital expenditures primarily related to building improvements for the purpose of maintaining the quality of its property and tenant improvements for the purpose of readying its property for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of Fund II-III Associates will be funded by the Partnership and respective joint venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from Fund II-III Associates to the Partnership following each calendar quarter-end. However, Fund II-III Associates will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2006, we had received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds as of December 31, 2006
				Amount	Purpose

Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	–	$2,271,187	$0

Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	549,360	0

Brookwood Grill (sold in 2004)	$2,318,115	37.7%	872,770	84,746	• Re-leasing 4400 Cox Road building (2004)	788,024	0

4400 Cox Road (sold in 2005)	$6,308,796	57.2%	3,609,357	0	–	2,833,662	775,695

Total			$14,240,195	$769,495		$12,695,005	$775,695

Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund the Partnership’s share of anticipated re-leasing costs and capital improvements for Boeing at the Atrium.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $63,584 and $937,665 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily attributable to (i) recognizing a gain in 2005 from the sale of 4400 Cox Road in June 2005, (ii) a reduction in operating income as a result of the aforementioned property sale, and (iii) Fund II-III Associates recognizing a lease termination expense as a result of a tenant at Boeing at the Atrium exercising an option to reduce square footage effective September 2007. We expect future equity in income of Joint Ventures to decrease since we have only one property remaining in the portfolio and the tenant exercised its option to reduce the square footage, which will occur in September 2007.

Expenses

General and administrative costs were $147,961 and $198,578 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily attributable to a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties. We anticipate future increases in our administrative expenses and legal fees in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $56,567 and $82,767 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily a result of a decrease in the average net proceeds held during the respective periods, partially offset by an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $937,665 and $3,276,622 for the years ended December 31, 2005 and 2004, respectively. The 2005 decrease, as compared to 2004, is primarily attributable to (i) recognizing a greater gain in 2004 from the sales of Stockbridge Village Shopping Center in April 2004 and Brookwood Grill and the Holcomb Bridge Property in July 2004 than the gain on the sale of 4400 Cox Road in June 2005, (ii) a reduction in operating income as a result of the sales of the Stockbridge Village Shopping Center, Brookwood Grill, the Holcomb Bridge Property and 4400 Cox Road, partially offset by (iii) a reduction in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

Expenses

General and administrative costs were $198,578 and $190,221 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to an increase in administrative costs and accounting and printing fees associated with increased reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $82,767 and $55,440 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is a result of an increase in the average amount of net sale proceeds held during the respective periods primarily as a result of the sale of the 4400 Cox Road property in 2005 and an increase in the daily interest yield.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and Fund II-III Associates, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of Fund II-III Associates’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. The Partnership believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to net income of approximately $81,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, its net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amount of the remaining property in which we have an ownership interest, through investment in Fund II-III Associates, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to the fair value, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair value is calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market price, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset held as of December 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Senior Vice President, of our corporate general partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our general partner. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to the General Partners and affiliates during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2007:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	41,125.79 Units(1)	Less than 1%

(1)

Leo F. Wells, III owns 24,392.79 Class A Units and 1,750 Class B Units through an Individual Retirement Account and 14,983 Class A Units through Wells Capital, Inc., which is a wholly owned subsidiary of WREF.

(c) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 8% of their adjusted capital contribution. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contribution plus a 12% cumulative return on their adjusted capital contribution. The General Partners have not received any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying Statement of Operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $42,251, $44,841, and $64,797 for the years ended December 31, 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursement

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $65,938, $92,627, and $94,124 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$10,215	$5,250	$21,455
Audit-Related Fees	0	0	0
Tax Fees	0	8,547	15,437
Other Fees	0	0	0

Total	$10,215	$13,797	$36,892

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

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP and described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-42 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND III, L.P.

TABLE OF CONTENTS

FINANCIAL STATEMENTS	Page

WELLS REAL ESTATE FUND III, L.P.
Report of Independent Registered Public Accounting Firm – Frazier & Deeter, LLC	F-2
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-3
Balance Sheets as of December 31, 2006 and 2005	F-4
Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	F-5
Statements of Partners’ Capital for the Years Ended December 31, 2006, 2005, and 2004	F-6
Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	F-7
Notes to Financial Statements	F-8

FUND II AND FUND III ASSOCIATES
Report of Independent Registered Public Accounting Firm – Frazier & Deeter, LLC	F-16
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-17
Balance Sheets as of December 31, 2006 and 2005	F-18
Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	F-19
Statements of Partners’ Capital for the Years Ended December 31, 2006, 2005, and 2004	F-20
Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	F-21
Notes to Financial Statements	F-22
Schedule III – Real Estate and Accumulated Depreciation	F-29

FUND III AND FUND IV ASSOCIATES
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-31
Statements of Net Assets in Liquidation for the Years Ended December 31, 2006 (unaudited) and 2005 (unaudited)	F-32
Statements of Changes in Net Assets in Liquidation for the Year Ended December 31, 2006 (unaudited) and the Six Months Ended December 31, 2005 (unaudited)	F-33
Statements of Operations for the Six Months Ended June 30, 2005 (unaudited) and for the Year Ended December 31, 2004	F-34
Statements of Partners’ Capital for the Six Months Ended June 30, 2005 (unaudited) and for the Year Ended December 31, 2004	F-35
Statements of Cash Flows for the Six Months Ended June 30, 2005 (unaudited) and the Year Ended December 31, 2004	F-36
Notes to Financial Statements	F-37
Schedule III – Real Estate and Accumulated Depreciation	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund III, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund III, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund III, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund III, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund III, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in joint ventures	$2,277,476	$2,557,806
Cash and cash equivalents	1,187,998	1,125,358
Due from joint ventures	92,389	35,739
Other assets	7,279	6

Total assets	$3,565,142	$3,718,909

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$12,188	$9,328
Due to affiliates	5,409	9,187
Partnership distribution payable	62,517	0

Total liabilities	80,114	18,515

Commitments and contingencies	–	–

Partners’ Capital:
Limited partners:
Class A – 19,635,965 units issued and outstanding	3,485,028	3,700,394
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,485,028	3,700,394

Total liabilities and partners’ capital	$3,565,142	$3,718,909

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$63,584	$937,665	$3,276,622

EXPENSES:
General and administrative	147,961	198,578	190,221

INTEREST AND OTHER INCOME	56,567	82,767	55,440

NET INCOME (LOSS)	$(27,810)	$821,854	$3,141,841

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(27,810)	$279,805	$2,289,224

CLASS B	$0	$542,049	$852,617

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.01	$0.12

CLASS B	$0.00	$0.21	$0.34

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2003	19,635,965	$12,431,705	2,544,540	$0	$0	$12,431,705

Net Income	0	2,289,224	0	852,617	0	3,141,841
Distributions of net sale proceeds ($0.36 and $0.34 per Class A Unit and Class B Unit, respectively)	0	(7,117,390)	0	(852,617)	0	(7,970,007)

BALANCE, December 31, 2004	19,635,965	7,603,539	2,544,540	0	0	7,603,539

Net Income	0	279,805	0	542,049	0	821,854
Distributions of net sale proceeds ($0.21 and $0.21 per Class A Unit and Class B Unit, respectively)	0	(4,182,950)	0	(542,049)	0	(4,724,999)

BALANCE, December 31, 2005	19,635,965	3,700,394	2,544,540	0	0	3,700,394

Net loss	0	(27,810)	0	0	0	(27,810)
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(187,556)	0	0	0	(187,556)

BALANCE, December 31, 2006	19,635,965	$3,485,028	2,544,540	$0	$0	$3,485,028

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,810)	$821,854	$3,141,841
Operating distributions received from joint ventures	308,584	290,073	518,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(63,584)	(937,665)	(3,276,622)
Operating changes in assets and liabilities:
Increase in other assets	(7,273)	(6)	0
Increase (decrease) in accounts payable and accrued expenses	2,860	(6,705)	12,773
(Decrease) increase in due to affiliates	(3,778)	2,817	3,059

Net cash provided by operating activities	208,999	170,368	399,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(21,320)	(114,423)	(947,166)
Net sale proceeds received from joint ventures	0	3,609,938	8,370,412

Net cash (used in) provided by investing activities	(21,320)	3,495,515	7,423,246

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceeds distributions paid to limited partners	0	(4,724,999)	(7,970,007)
Operating distributions paid to limited partners in excess of accumulated operating income	(125,039)	0	(220,904)

Net cash used in financing activities	(125,039)	(4,724,999)	(8,190,911)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,640	(1,059,116)	(368,430)

CASH AND CASH EQUIVALENTS, beginning of year	1,125,358	2,184,474	2,552,904

CASH AND CASH EQUIVALENTS, end of year	$1,187,998	$1,125,358	$2,184,474

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$62,517	$0	$0

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

On October 24, 1988, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($1.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, which was terminated on October 23, 1990. The Partnership sold approximately 19,635,965 Class A Units and 2,544,540 Class B Units representing capital contributions of $22,180,505, adjusted for the Partnership repurchase of 22,805 Class A Units and 3,000 Class B Units.

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates ”)	• Fund II and Fund II-OW(1) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas 2. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund III and Fund IV Associates (“Fund III-IV Associates”)(4)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	4. Stockbridge Village Shopping Center(5) A retail shopping center located in Stockbridge, Georgia 5. 4400 Cox Road(6) A two-story office building located in Richmond, Virginia

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	These properties were sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated in 2006.

(4)	Fund III-IV Associates was liquidated in 2007.

(5)	This property was sold in April 2004.

(6)	This property was sold in June 2005.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Distribution of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds are to be distributed in the following order:

•

In the event that the particular property sold sells for a price that is less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2006 and 2005, due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2006 and 2005, respectively, from Fund II-III Associates of $92,389 and $35,739, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2006 and 2005, respectively, are summarized below:

	2006		2005
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund II-III Associates	$2,277,476	37%	$2,536,554	37%
Fund III-IV Associates	0	57%	21,252	57%

	$2,277,476		$2,557,806

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$2,557,806	$5,260,006
Equity in income of Joint Ventures	63,584	937,665
Contributions to Joint Ventures	21,320	114,423
Distributions from Joint Ventures	(365,234)	(3,754,288)

Investment in Joint Ventures, end of year	$2,277,476	$2,557,806

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held a direct interest as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$6,846,531	$7,486,280	$563,744	$487,318	$6,282,787	$6,998,962
Fund III-IV Associates	0	47,963	0	10,822	0	37,141

	$6,846,531	$7,534,243	$563,744	$498,140	$6,282,787	$7,036,103

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund II-III Associates	$1,850,141	$1,839,204	$1,779,150	$201,921	$390,933	$667,930	$4,349	$(6,388)	$863,986	$206,270	$384,545	$1,531,916
Fund III-IV Associates	911	1,043	0	(1,123)	(23,693)	(33,521)	(1,059)	1,418,786	4,757,040	(2,182)	1,395,093	4,723,519

	$1,851,052	$1,840,247	$1,779,150	$200,798	$367,240	$634,409	$3,290	$1,412,398	$5,621,026	$204,088	$1,779,638	$6,255,435

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the year ended December 31, 2004 of approximately $144,300 and $50,900 for Fund II-III Associates and Fund III-IV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the years ended December 31, 2006, 2005, and 2004, is presented below:

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$(4,799)	$(23,811)	$0	$94,148	$2,090,607	$0	$89,349	$2,066,796

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	2006			2005				2004
	Operating Income (Loss)	Gain on Sale	Total	Operating Loss	Gain on Sale		Total	Operating Income	Gain on Sale	Total
Fund II-III Associates	$4,349	$0	$4,349	$(6,388)	$0		$(6,388)	$92,841	$771,145	$863,986
Fund II-III-VI-VII Associates	0	0	0	(6,038)	100,186	(1)	94,148	217,207	1,873,400	2,090,607
Fund III-IV Associates	(1,059)	0	(1,059)	(32,680)	1,451,466		1,418,786	96,913	4,660,127	4,757,040

	$3,290	$0	$3,290	$(45,106)	$1,551,652		$1,506,546	$406,961	$7,304,672	$7,711,633

(1)

Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing and represented our maximum estimated exposure related to a rental guarantee for certain space at the Holcomb Bridge Property.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $42,251, $44,841, and $64,797 for the years ended December 31, 2006, 2005, and 2004, respectively, which were paid to Wells Management.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $65,938, $92,627, and $94,124 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2006 and 2005, due to affiliates is comprised of administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income (loss)	$(27,810)	$821,854	$3,141,841
Increase (decrease) in net income (loss) resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(225)	(13,672)	14,624
Amortization expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(1,345)	(1,346)	13,368 (1)
Loss on sale of properties for income tax purposes in excess of amounts for financial reporting purposes	0	(265,150)	(461,227)
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	45,925	44,694	44,321
Rental income for income tax purposes greater than (less than) amounts for financial reporting purposes	11,673	(66,460)	(33,176)
Other	31,979	(1,912)	(8,822)

Income tax basis net income	$60,197	$518,008	$2,710,929

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$3,485,028	$3,700,394	$7,603,539
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	516	516	516
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	3,430	3,655	17,327
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	20,543	21,888	23,234
Accumulated loss on sale of properties for income tax purposes in excess of amounts for financial reporting purposes	(1,146,712)	(1,146,712)	(881,562)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,611,143	2,565,218	2,520,524
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,624,555	2,624,555	2,624,555

Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(197,877)	(209,550)	(143,090)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	106,301	106,301	106,301
Partnership’s distribution payable	62,517	0	0
Other	24,180	(7,800)	(5,888)

Income tax basis partners’ capital	$7,593,624	$7,658,465	$11,865,456

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Joint Ventures	$29,307	$28,369	$6,511	$(603)
Interest and other income	$11,442	$13,278	$17,004	$14,843
Net income (loss)	$(9,800)	$311	$(8,929)	$(18,862)
Net income (loss) allocated to limited partners:
Class A	$(9,800)	$311	$(8,929)	$(9,392)
Class B	$0	$0	$0	$0
Net income (loss) per limited partner unit:
Class A	$0.00	$0.00	$0.00	$0.00
Class B	$0.00	$0.00	$0.00	$0.00
Distributions of operating cash per limited partner unit:
Class A(a)	$0.00	$0.00	$0.00	$0.00
Class B	$0.00	$0.00	$0.00	$0.00

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Joint Ventures	$45,933	$887,707	$(28,481)	$32,506
Interest and other income	$14,013	$11,337	$10,882	$46,535
Net income (loss)	$18,214	$841,935	$(73,711)	$35,416

Net income (loss) allocated to limited partners:
Class A	$18,214	$623,713	$(4,777)	$(357,345)
Class B	$0	$218,222	$(68,934)	$392,761
Net income (loss) per limited partner unit:
Class A	$0.00	$0.03	$ 0.00	$(0.02)
Class B	$0.00	$0.09	$(0.03)	$ 0.15
Distributions of operating cash per limited partner unit:
Class A	$0.00	$0.03	$ 0.00	$ 0.18
Class B	$0.00	$0.03	$ 0.00	$ 0.18

(a)

The quarterly per-unit amounts have been calculated using actual distribution for the respective quarters. Conversely, the corresponding distributions per-unit amounts have been calculated assuming that the total distribution was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheet of Fund II and Fund III Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheet of Fund II and Fund III Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND II AND FUND III ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$1,504,743	$1,504,743
Building and improvements, less accumulated depreciation of $7,237,578 and $10,212,761 at December 31, 2006 and 2005, respectively	4,480,963	4,985,575

Total real estate assets	5,985,706	6,490,318

Cash and cash equivalents	633,001	502,057
Tenant receivables, net	65,553	252,639
Deferred leasing costs, less accumulated amortization of $708,606 and $820,455 at December 31, 2006 and 2005, respectively	151,875	230,744
Other assets, net	10,396	10,522

Total assets	$6,846,531	$7,486,280

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$135,547	$212,804
Due to affiliates	13,493	11,199
Deferred income	159,764	164,697
Partnership distributions payable	254,940	98,618

Total liabilities	563,744	487,318

Partners’ capital:
Fund II and Fund II-OW	4,005,310	4,462,408
Wells Real Estate Fund III, L.P.	2,277,477	2,536,554

Total partners’ capital	6,282,787	6,998,962

Total liabilities and partners’ capital	$6,846,531	$7,486,280

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$1,739,437	$1,737,858	$1,736,835
Reimbursement income	84,862	99,200	42,315
Interest and other income	25,842	2,146	0

Total revenues	1,850,141	1,839,204	1,779,150

EXPENSES:
Property operating costs	814,375	748,704	745,817
Management and leasing fees	133,385	133,168	122,605
Depreciation	450,317	423,007	556,345
Amortization	102,553	102,554	102,553
Lease termination expense	94,104	0	0
General and administrative	53,486	61,772	68,150

Total expenses	1,648,220	1,469,205	1,595,470

EQUITY IN INCOME OF FUND II, III, VI, AND VII ASSOCIATES	0	20,934	484,250

NET INCOME FROM CONTINUING OPERATIONS	201,921	390,933	667,930

DISCONTINUED OPERATIONS:
Operating income (loss)	4,349	(6,388)	92,841
Gain on disposition	0	0	771,145

Income (loss) from discontinued operations	4,349	(6,388)	863,986

NET INCOME	$206,270	$384,545	$1,531,916

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$6,776,735	$3,908,802	$10,685,537

Net income	957,690	574,226	1,531,916
Partnership contributions	81,055	48,945	130,000
Partnership distributions	(3,096,210)	(1,850,609)	(4,946,819)

Balance, December 31, 2004	4,719,270	2,681,364	7,400,634

Net income	245,214	139,331	384,545
Partnership distributions	(502,076)	(284,141)	(786,217)

Balance, December 31, 2005	4,462,408	2,536,554	6,998,962

Net income	131,457	74,813	206,270
Partnership contributions	17,818	10,760	28,578
Partnership distributions	(606,373)	(344,650)	(951,023)

Balance, December 31, 2006	$4,005,310	$2,277,477	$6,282,787

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206,270	$384,545	$1,531,916
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	0	(771,145)
Equity in income of Fund II, III, VI, and VII Associates	0	(20,934)	(484,250)
Operating distributions received from Fund II, III, VI, and VII Associates	0	0	66,070
Depreciation	450,317	423,007	570,925
Amortization	102,553	102,554	102,553
Lease termination expense	94,104	0	0
Changes in assets and liabilities:
Decrease in tenant receivables, net	123,593	89,047	79,493
Decrease (increase) in other assets, net	126	(1,483)	(104,027)
Decrease in accounts payable and accrued expenses	(77,257)	(17,521)	(44,018)
(Decrease) increase in deferred income	(4,933)	3,895	158,995
Increase (decrease) in due to affiliate	2,294	(412)	7,082

Net cash provided by operating activities	897,067	962,698	1,113,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from the sale of real estate	0	0	2,346,693
Net proceeds received from Fund II, III, VI, & VII Associates	0	0	1,614,182
Investment in Fund II, III, VI, and VII Associates	0	(2,780)	0
Investment in real estate assets	0	(213,560)	(100,799)

Net cash (used in) provided by investing activities	0	(216,340)	3,860,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(794,701)	(798,387)	(1,060,897)
Net sale proceeds distributions to joint venture partners	0	0	(3,960,875)
Contributions from joint venture partners	28,578	0	130,000

Net cash used in financing activities	(766,123)	(798,387)	(4,891,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130,944	(52,029)	81,898

CASH AND CASH EQUIVALENTS, beginning of year	502,057	554,086	472,188

CASH AND CASH EQUIVALENTS, end of year	$633,001	$502,057	$554,086

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II, III, VI, and VII Associates	$0	$0	$1,182

Partnership distributions payable	$254,940	$98,618	$110,788

Write-off of fully depreciated real estate costs	$3,479,795	$0	$0

Write-off of fully amortized deferred leasing costs	$448,723	$0	$96,088

See accompanying notes.

FUND II AND FUND III ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

In April 1989, Fund II and Fund II-OW entered into a Georgia general partnership with Wells Real Estate Fund III, L.P. (“Wells Fund III”), known as Fund II and Fund III Associates (the “Joint Venture”) for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired an approximate 118,000 square foot, four-story office building, Boeing at the Atrium, in Houston, Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land, known as the Brookwood Property, in Roswell, Georgia, to the Joint Venture. An approximate 7,000 square foot restaurant, Brookwood Grill, was developed on 1.5 acres of the Brookwood Property. During 1995, the remaining 4.3 acres of the Brookwood Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”). Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property. The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

On July 1, 2004, the Joint Venture and Fund II, III, VI, and VII Associates sold Brookwood Grill and the Holcomb Bridge Property, respectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the Brookwood Grill sale, the Joint Venture has been allocated net sale proceeds of approximately $2,318,000 and recognized a gain of approximately $771,000. As a result of the sale of the Holcomb Bridge Property, the Joint Venture received net sale proceeds of approximately $1,614,000 and was allocated a gain of approximately $462,000. Fund II, III, VI, and VII Associates wound up its affairs in 2005 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. We terminated Fund II, III, VI, and VII Associates during 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $144,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Investment in Fund II, III, VI, and VII Associates

The Joint Venture has evaluated Fund II, III, VI, and VII Associates and concluded that it is not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Joint Venture does not have control over the operations of Fund II, III, VI, and VII Associates; however, it does exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund II, III, VI, and VII Associates, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Fund II, III, VI, and VII Associates using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $1,694 and $2,315 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets as of December 31, 2006 and 2005 is comprised of the following balances:

	2006	2005
Prepaid property insurance	$6,302	$6,010
Interest receivable	2,608	0
Refundable security deposits	1,000	1,000
Other	486	3,512

Total	$10,396	$10,522

Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $8,530 is included in other assets as of

December 31, 2006 and 2005. Prepaid property insurance is recognized in the period in which the coverage is provided. Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund remaining balances to the tenants upon the expiration of their related lease term. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund II and Fund II-OW and Wells Fund III held ownership interests in the Joint Venture of approximately 63% and 37%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Fund II, Wells Fund II-OW, and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $116,585, $116,480, and $132,342, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $27,221, $35,209, and $39,164, respectively, to Wells Management and its affiliates for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As of December 31, 2006 and December 31, 2005, due to affiliate balances reflect the following items due to Wells Management:

	2006	2005
Property management fees	$9,616	$9,555
Administrative reimbursements	3,877	1,644

	$13,493	$11,199

4.	INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

As of December 31, 2005, the Joint Venture owned an interest of approximately 23% in Fund II, III, VI, and VII Associates. Fund II, III, VI, and VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. We terminated the Joint Venture in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Roll-forwards of the Joint Venture’s investment (deficit) in Fund II, III, VI, and VII Associates for the year ended December 31, 2006 and 2005 are presented below:

	2006	2005
Deficit in Fund II, III, VI and VII Associates, beginning of year	$0	$(24,896)
Equity in income of Fund II, III, VI and VII Associates	0	20,934
Contributions to Fund II, III, VI and VII Associates	0	3,962

Investment in Fund II, III, VI and VII Associates, end of year	$0	$0

Condensed financial information for Fund II, III, VI, and VII Associates as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 is presented below:

Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
$ 0	$0	$0	$0	$(4,799)	$(23,811)	$0	$94,148	$2,090,607	$0	$89,349	$2,066,796

The Joint Venture allocates its share of earnings generated by the property owned by Fund II, III, VI, and VII Associates to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions. The components of income from discontinued operations recognized by Fund II, III, VI, and VII Associates are provided below:

For The Year Ended December 31, 2006			For The Year Ended December 31, 2005				For The Year Ended December 31, 2004
Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale		Total	Operating Income	Gain on Sale	Total
$ 0	$0	$0	$(6,038)	$100,186	(1)	$94,148	$217,207	$1,873,400	$2,090,607

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

5.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Brookwood Grill, which was sold on July 1, 2004, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2006	2005	2004
Rental income	$3,728	$3,728	$124,958
Reimbursement income	0	0	17,566
Interest and other income	621	0	0

Total revenues	4,349	3,728	142,524

Property operating costs	0	852	16,470
Management and leasing fees	0	112	9,737
Depreciation	0	0	14,580
Bad debt expense	0	9,152	1,693
General and administrative	0	0	7,203

Total expenses	0	10,116	49,683

Operating income (loss)	4,349	(6,388)	92,841
Gain on disposition	0	0	771,145

Income (loss) from discontinued operations	$4,349	$(6,388)	$863,986

6.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 follows:

Year ending December 31:
2007	$1,603,106
2008	250,791

$1,853,897

One tenant generated approximately 100% of rental income for the year ended December 31, 2006, and will generate approximately 100% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
BOEING AT THE ATRIUM(a)	None	$1,367,000	$11,409,245	$447,039	$1,504,743	$11,718,541	$0	$13,223,284	$7,237,578	1988	4/03/89

(a)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$18,403,966	$9,834,673

Additions	100,799	570,925
Dispositions	(2,015,246)	(615,844)

BALANCE AT DECEMBER 31, 2004	16,489,519	9,789,754

Additions	213,560	423,007

BALANCE AT DECEMBER 31, 2005	16,703,079	10,212,761

Additions	0	504,612 (1)
Dispositions	(3,479,795)	(3,479,795)

BALANCE AT DECEMBER 31, 2006	$13,223,284	$7,237,578

(1)	Included in the number presented is $54,295, which is included in lease termination expense in the accompanying statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund III and Fund IV Associates:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Fund III and Fund IV Associates (the “Joint Venture”) for the year ended December 31, 2004. Our audit also included the financial statement schedule as of December 31, 2004 and for the year then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund III and Fund IV Associates for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2006 (UNAUDITED) and 2005 (UNAUDITED)

ASSETS

	2006 (unaudited)	2005 (unaudited)
Cash and cash equivalents	$0	$28,510
Tenant receivables	0	7,198
Other assets	0	12,255

Total assets	$0	$47,963

LIABILITIES AND NET ASSETS IN LIQUIDATION
Liabilities:
Accounts payable and accrued expenses	$0	$10,822

Total liabilities	0	10,822

Total net assets in liquidation	$0	$37,141

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Year Ended December 31, 2006 (unaudited)	Six Months Ended December 31, 2005 (unaudited)
Net assets in liquidation, beginning of period	$37,141	$6,412,231
Changes in net assets in liquidation attributed to:
Distributions to joint venture partners	(34,959)	(6,309,809)
Net loss	(2,182)	(65,281)

Net assets in liquidation, end of period	$0	$37,141

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2005 (unaudited)	Year Ended December 31, 2004
EXPENSES:
General and administrative	$10,433	$33,521

Total expenses	10,433	33,521

NET LOSS FROM CONTINUING OPERATIONS	(10,433)	(33,521)

DISCONTINUED OPERATIONS:
Operating income	11,608	96,913
Gain on disposition	1,459,199	4,660,127

Income from discontinued operations	1,470,807	4,757,040

NET INCOME	$1,460,374	$4,723,519

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2004

	Wells Real Estate Fund III, L.P.	Wells Real Estate Fund IV, L.P.	Total Partners’ Capital
Partners’ Capital, December 31, 2003	$5,997,232	$4,485,330	$10,482,562

Net income	2,702,397	2,021,122	4,723,519
Partnership contributions	898,221	671,779	1,570,000
Partnership distributions	(7,020,551)	(5,250,671)	(12,271,222)

Partners’ Capital, December 31, 2004	2,577,299	1,927,560	4,504,859

Net income	835,503	624,871	1,460,374
Partnership contributions	255,734	191,264	446,998

Partners’ Capital, June 30, 2005 (unaudited)	$3,668,536	$2,743,695	$6,412,231

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2005 (unaudited)	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,460,374	$4,723,519
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposition	(1,459,199)	(4,660,127)
Depreciation	75,878	153,441
Amortization	17,138	9,864
Changes in assets and liabilities:
Increase in tenant receivables, net	(160,307)	(4,676)
(Increase) decrease in other assets	(2,611)	10,748
(Decrease) increase in accounts payable and accrued expenses	(8,495)	13,611
Decrease in due to affiliate	(219)	(15,282)
Decrease in deferred income	0	(62,715)

Net cash (used in) provided by operating activities	(77,441)	168,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	6,305,585	12,024,223
Payments of deferred leasing costs	(68,528)	(384,474)
Investment in real estate	(470,674)	(765,423)

Net cash provided by investing activities	5,766,383	10,874,326

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from joint venture partners	446,998	1,570,000
Net sale proceeds distributions to joint venture partners	0	(12,024,223)
Operating distributions to joint venture partners in excess of accumulated earnings	(141,311)	(336,925)

Net cash provided by (used in) financing activities	305,687	(10,791,148)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,994,629	251,561

CASH AND CASH EQUIVALENTS, beginning of period	390,623	139,062

CASH AND CASH EQUIVALENTS, end of period	$6,385,252	$390,623

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$141,311

Write-off of fully amortized deferred leasing costs	$0	$232,433

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005 (UNAUDITED), AND 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

On March 27, 1991, Wells Real Estate Fund III, L.P. (“Fund III”) entered into a Georgia general partnership with Wells Real Estate Fund IV, L.P. (“Fund IV”) to form Fund III and Fund IV Associates (the “Joint Venture”). The general partners of Fund III are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”). The general partners of Fund IV are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center, a multi-tenant shopping center located on 13.62 acres of real property in Stockbridge, Georgia. In July 1992, the Joint Venture also acquired 4400 Cox Road, a two-story office building containing approximately 42,000 square feet and located in Richmond, Virginia.

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

Basis of Presentation

As of December 31, 2006, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. We terminated the Joint Venture in March 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective July 1, 2005, the first day of the quarter following the completion of the sale of all real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments, which extended the useful life of the related asset. We considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture were not recoverable. When indicators of potential impairment were present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Other Assets

Other assets is comprised of the following items as of December 31, 2006 and 2005, respectively:

	2006 (unaudited)	2005 (unaudited)
Due from buyer	$0	$ 7,881
Prepaid insurance	0	4,374

Total	$0	$12,255

Due from buyer primarily consists of operating pro rations due from the buyer of 4400 Cox Road. Prepaid insurance represents excess premiums due from our insurance carrier. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund III and Fund IV held ownership interests in the Joint Venture of approximately 57% and 43%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund III and Fund IV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund III and Fund IV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the six months ended June 30, 2005 and for the year ended December 31, 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $4,592, and $24,225, respectively, all of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $1,740, $24,022, and $29,535, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the Stockbridge Village Shopping Center, which was sold on April 29, 2004, and 4400 Cox Road, which was sold on June 21, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Six Months Ended June 30, 2005 (unaudited)	Year Ended December 31, 2004
Rental income	$281,732	$544,685
Reimbursement income	0	28,302
Interest and other income	45	2,811

Total property revenues	281,777	575,798
Property operating costs	132,799	236,746
Management and leasing fees	10,259	36,426
Depreciation	75,878	153,441
Amortization	17,137	9,864
General and administrative	34,096	42,408

Total expenses	270,169	478,885

Operating income	11,608	96,913
Gain on disposition	1,459,199	4,660,127

Income from discontinued operations	$1,470,807	$4,757,040

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$16,714,810	$6,314,791

Additions	765,423	153,441
Dispositions	(11,612,486)	(4,352,557)

BALANCE AT DECEMBER 31, 2004	5,867,747	2,115,675

Additions	481,618	75,878
Dispositions	(6,349,365)	(2,191,553)

BALANCE AT DECEMBER 31, 2005	0	0

Additions	0	0
Dispositions	0	0

BALANCE AT DECEMBER 31, 2006	$0	$0

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND III, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*4	(a)	Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Registration Statement of Wells Real Estate Fund III, L.P., Exhibit B to the Prospectus, File No. 33-24063)

*4	(b)	Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit 4(a) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*4	(c)	Second Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit 4(a) to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*4	(d)	Third Amendment to Agreement of Limited Partnership of Wells Real Estate Fund III, L.P. (Exhibit to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(b)	Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(c)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(d)	Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(e)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(f)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(g)	Custodial Agency Agreement between Registrant and Citizens and Southern Trust Company (Georgia), National Association dated January 1, 1990 (Exhibit to Post-Effective Amendment No. 5 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(h)	Purchase Agreement for the Acquisition of the Greenville Property dated April 10, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

Exhibit Number		Description of Document

*10	(i)	Development Agreement with ADEVCO Corporation dated June 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(j)	Construction Contract with McDevitt & Street Company dated May 31, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(k)	Lease with International Business Machines Corporation dated May 15, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1990, File No. 0-18407)

*10	(l)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(m)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(n)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(o)	Fund III and Fund IV Associates Joint Venture Agreement dated March 27, 1991 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(p)	Agreement of Purchase and Sale dated October 31, 1990 between 675 Industrial Park, Ltd. and The Vlass-Fotos Group, Inc. (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(q)	Lease dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(r)	Lease Agreement dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(j) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(s)	First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(t)	First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(u)	Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(v)	First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(w)	Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

Exhibit Number		Description of Document

*10	(x)	Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10	(y)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund III, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1994, File No. 0-18407)

*10	(z)	Joint Venture Agreement of Fund II, III, VI and VII Associates (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(bb)	Purchase and Sale Agreement for the Greenville Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2002, File No. 0-18407)

*10	(cc)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(dd)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ee)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ff)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(gg)	Purchase and Sale Agreement for the sale of Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion and Hannover Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended June 30, 2004, Commission File No. 0-18407)

*10	(hh)	Purchase and Sale Agreement for the sale of 880 Holcomb Bridge Road and Brookwood Grill (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the quarter ended September 30, 2004, Commission File No. 0-16518)

*10	(ii)	Lease Agreement with Apex Systems, Inc. for a portion of the 4400 Cox Road Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September, 2004, Commission File No. 0-18407)

*10	(jj)	Lease Agreement with New York Life Insurance Company for a portion of the 440 Cox Road Building (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended September 30, 2004, Commission File No. 0-18407)

*10	(kk)	Purchase and Sale Agreement for 4400 Cox Road Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund III, L.P., for the quarter ended June 30, 2005, Commission File No. 0-18407)

*16		Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund III, L.P. filed on September 27, 2006, Commission File No. 0-18407)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002