Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND III L P
filed 2007-08-10
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2007	December 31, 2006
Investment in joint ventures	$2,159,386	$2,277,476
Cash and cash equivalents	1,216,521	1,187,998
Due from joint ventures	86,658	92,389
Other assets	7,364	7,279

Total assets	$3,469,929	$3,565,142

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$8,904	$12,188
Due to affiliates	8,966	5,409
Partnership distributions payable	62,517	62,517

Total liabilities	80,387	80,114

PARTNERS’ CAPITAL:
Limited partners:
Class A – 19,635,965 units issued and outstanding	3,389,542	3,485,028
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,389,542	3,485,028

Total liabilities and partners’ capital	$3,469,929	$3,565,142

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
EQUITY IN INCOME OF JOINT VENTURES	$27,604	$28,369	$75,257	$57,676

EXPENSES:
General and administrative	46,082	41,336	76,492	91,886

INTEREST AND OTHER INCOME	15,348	13,278	30,783	24,721

NET INCOME (LOSS)	$(3,130)	$311	$29,548	$(9,489)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(3,130)	$311	$29,548	$(9,489)

CLASS B	$0	$0	$0	$0

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.00

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital

BALANCE, December 31, 2005	19,635,965	$3,700,394	2,544,540	$0	$0	$3,700,394

Net loss	0	(27,810)	0	0	0	(27,810)
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(187,556)	0	0	0	(187,556)

BALANCE, December 31, 2006	19,635,965	3,485,028	2,544,540	0	0	3,485,028

Net income	0	29,548	0	0	0	29,548
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(125,034)	0	0	0	(125,034)

BALANCE, June 30, 2007	19,635,965	$3,389,542	2,544,540	$0	$0	$3,389,542

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,548	$(9,489)
Operating distributions received from joint ventures	199,078	125,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(75,257)	(57,676)
Changes in assets and liabilities:
Increase in other assets	(85)	(4,515)
Decrease in accounts payable and accrued expenses	(3,284)	(80)
Increase (decrease) in due to affiliates	3,557	(3,998)

Net cash provided by operating activities	153,557	50,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	0	(11,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(125,034)	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,523	38,713

CASH AND CASH EQUIVALENTS, beginning of period	1,187,998	1,125,364

CASH AND CASH EQUIVALENTS, end of period	$1,216,521	$1,164,077

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$62,517	$62,517

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates ”)	• Fund II and Fund II-OW (1) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas
Fund III and Fund IV Associates (“Fund III-IV Associates”)(2)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	Noproperties owned during the periods presented.

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	Fund III-IV Associates was liquidated in 2007.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund IV, L.P. are affiliated with the Partnership through one or more common general partners. Wells Real Estate Fund IV, L.P. was dissolved in 2007. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Assets

As of June 30, 2007 and December 31, 2006, other assets is comprised of the following items:

	June 30, 2007	December 31, 2006
Interest income receivable	$5,127	$5,042
Insurance refund receivable	2,237	2,237

Total	$7,364	$7,279

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund II-III Associates	$474,196	$466,515	$75,201	$78,678	$932	$932	$76,133	$79,610
Fund III-IV Associates	0	105	0	(865)	0	0	0	(865)

	$474,196	$466,620	$75,201	$77,813	$932	$932	$76,133	$78,745

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund II-III Associates	$996,791	$927,202	$205,679	$163,374	$1,910	$2,485	$207,589	$165,859
Fund III-IV Associates	0	911	0	(4,311)	0	0	0	(4,311)

	$996,791	$928,113	$205,679	$159,063	$1,910	$2,485	$207,589	$161,548

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income (loss)	Gain on Sale	Total
Fund II-III Associates	$1,910	$0	$1,910	$2,485	$0	$2,485
Fund III-IV Associates	0	0	0	0	0	0

	$1,910	$0	$1,910	$2,485	$0	$2,485

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $7,306 and $10,849 for the three months ended June 30, 2007 and 2006, respectively, and $17,690 and $21,249 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $23,233 and $16,417 for the three months ended June 30, 2007 and 2006, respectively, and $40,562 and $34,652 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holding of common stock of Wells Real Estate Investment Trust, Inc. (“Wells REIT”). As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The second quarter 2007 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may be reserved or remain low in the future, as only one property remains in the portfolio. Once the details surrounding leasing and/or the potential sale of the remaining property become known, our General Partners will evaluate if distributions of the remaining net sale proceeds from the sale of 4400 Cox Road would be appropriate.

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

Short-Term Liquidity

We generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $154,000 for the six months ended June 30, 2007, which were used primarily to fund operating distributions to limited partners of approximately $125,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We expect operating distributions to limited partners to remain low or be reserved in the near-term, as we intend to fund our pro-rata share of anticipated re-leasing costs for Boeing at the Atrium. To the extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from Boeing at the Atrium, our expectations of future cash flows, and determination of near-term cash needs for re-leasing costs and other capital improvements for the remaining property owned by Fund II-III Associates.

We believe that the cash on hand, including net proceeds from the sale of properties, and distributions due from Fund II-III Associates are sufficient to cover our working capital needs, including liabilities of approximately $80,000 as of June 30, 2007.

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

As of June 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds as of June 30, 2007
Property Sold				Amount	Purpose

Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0

Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	549,360	0

Brookwood Grill (sold in 2004)	$2,318,115	37.7%	872,770	84,746	• Re-leasing 4400 Cox Road building (2004)	788,024	0

4400 Cox Road (sold in 2005)	$6,308,796	57.2%	3,609,357	0	—	2,833,662	775,695

Total			$14,240,195	$769,495		$12,695,005	$775,695

Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund the Partnership’s share of anticipated re-leasing costs and capital improvements for Boeing at the Atrium.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was relatively stable at $28,369 for the three months ended June 30, 2006 and $27,604 for the three months ended June 30 2007.

Equity in income of Joint Ventures increased from $57,676 for the six months ended June 30, 2006 to $75,257 for the six months ended June 30, 2007. The increase is primarily attributable to an adjustment to 2006 operating expense reimbursement billings to Boeing made in the first quarter of 2007. The Joint Ventures bill tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We anticipate equity in income of Joint Ventures to increase during the third quarter 2007 as a result of the projected lease cancellation revenue due from Boeing resulting from the reduction of square footage leased as previously discussed.

Expenses

Our total expenses were increased from $41,336 for the three months ended June 30, 2006 to $46,082 for the three months ended June 30, 2007. The increase is primarily attributable to an increase in administrative and printing costs, partially offset by a decline in legal fees.

Our total expenses decreased from $91,886 for the six months ended June 30, 2006 to $76,492 for the six months ended June 30, 2007. The decrease is primarily attributable to a decline in legal fees, partially offset by an increase in administrative costs within the portfolio.

We anticipate incurring additional administrative expenses in future periods, as a result of complying with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $15,348 and $13,278 for the three months ended June 30, 2007 and 2006, respectively and $30,783 and $24,721 for the six months ended June 30, 2007 and 2006, respectively. The 2007 increases are primarily attributable to an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and distributions of net sale proceeds to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amount of the remaining property in which we have an ownership interest, through investment in Fund II-III Associates, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair value is calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market price, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset held as of June 30, 2007.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
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