Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND III L P
filed 2007-11-09
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
Investment in joint ventures	$2,099,981	$2,277,476
Cash and cash equivalents	1,222,744	1,187,998
Due from joint ventures	109,767	92,389
Other assets	7,157	7,279

Total assets	$3,439,649	$3,565,142

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$10,973	$12,188
Due to affiliates	9,937	5,409
Partnership distributions payable	62,517	62,517

Total liabilities	83,427	80,114

PARTNERS’ CAPITAL:
Limited partners:
Class A – 19,635,965 units issued and outstanding	3,356,222	3,485,028
Class B – 2,544,540 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,356,222	3,485,028

Total liabilities and partners’ capital	$3,439,649	$3,565,142

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$50,362	$6,511	$125,619	$64,187

EXPENSES:
General and administrative	36,598	32,444	113,090	124,330

INTEREST AND OTHER INCOME	15,434	17,004	46,217	41,724

NET INCOME (LOSS)	$29,198	$(8,929)	$58,746	$(18,419)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$29,198	$(8,929)	$58,746	$(18,419)

CLASS B	$0	$0	$0	$0

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.00

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Capital	Units	Capital
BALANCE, December 31, 2005	19,635,965	$3,700,394	2,544,540	$0	$0	$3,700,394

Net loss	0	(27,810)	0	0	0	(27,810)
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(187,556)	0	0	0	(187,556)

BALANCE, December 31, 2006	19,635,965	3,485,028	2,544,540	0	0	3,485,028

Net income	0	58,746	0	0	0	58,746
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(187,552)	0	0	0	(187,552)

BALANCE, September 30, 2007	19,635,965	$3,356,222	2,544,540	$0	$0	$3,356,222

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,746	$(18,419)
Operating distributions received from joint ventures	285,736	234,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(125,619)	(64,187)
Changes in assets and liabilities:
Decrease (increase) in other assets	122	(7,232)
(Decrease) increase in accounts payable and accrued expenses	(1,215)	12,103
Increase (decrease) in due to affiliates	4,528	(3,881)

Net cash provided by operating activities	222,298	152,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	0	(21,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(187,552)	(62,519)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,746	68,826

CASH AND CASH EQUIVALENTS, beginning of period	1,187,998	1,125,364

CASH AND CASH EQUIVALENTS, end of period	$1,222,744	$1,194,190

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$62,517	$62,517

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW(1) • Wells Real Estate Fund III, L.P.	1. Boeing at the Atrium A four-story office building located in Houston, Texas
Fund III and Fund IV Associates (“Fund III-IV Associates”)(2)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	No properties owned during the periods presented.

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(2)	Fund III-IV Associates was liquidated in 2007.

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

Other Assets

As of September 30, 2007 and December 31, 2006, other assets is comprised of the following items:

	September 30, 2007	December 31, 2006
Interest receivable	$5,096	$5,042
Insurance refund receivable	2,061	2,237

Total	$7,157	$7,279

Interest receivable represents interest earned during the period presented, which will be received in the following month. Insurance refund receivable represents excess premiums due from the insurance carrier. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund II-III Associates	$556,709	$461,910	$138,619	$41,178	$335	$932	$138,954	$42,110
Fund III-IV Associates	0	0	0	3,188	0	(1,059)	0	2,129

	$556,709	$461,910	$138,619	$44,366	$335	$(127)	$138,954	$44,239

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund II-III Associates	$1,553,500	$1,389,112	$344,298	$204,552	$2,245	$3,417	$346,543	$207,969
Fund III-IV Associates	0	911	0	(1,123)	0	(1,059)	0	(2,182)

	$1,553,500	$1,390,023	$344,298	$203,429	$2,245	$2,358	$346,543	$205,787

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund II-III Associates	$2,245	$0	$2,245	$3,417	$0	$3,417
Fund III-IV Associates	0	0	0	(1,059)	0	(1,059)

	$2,245	$0	$2,245	$2,358	$0	$2,358

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $15,531 and $10,593 for the three months ended September 30, 2007 and 2006, respectively, and $33,222 and $31,842 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $15,707 and $16,989 for the three months ended September 30, 2007 and 2006, respectively, and $56,268 and $51,641 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holding of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have sold five assets with only one property remaining in the portfolio. In the fourth quarter of 2006, the majority tenant of Boeing at the Atrium, the Boeing/Shuttle Division (“Boeing”), exercised its option to reduce the square footage leased by approximately 46% effective September 18, 2007. During 2007, Fund II-III Associates completed a lease amendment and temporary occupancy agreement with Boeing to lease back, in aggregate, approximately 3% of the building through March 31, 2008, increasing the total occupancy at Boeing at the Atrium to approximately 57%. Our focus on the remaining asset involves leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

The third quarter 2007 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may be reserved or remain low in the future as a result of the aforementioned reduction in square footage leased at Boeing at the Atrium. Once the details surrounding leasing and/or the potential sale of the remaining property become known, our General Partners will evaluate if distributions net sale proceeds are appropriate.

Property Summary

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining property is positioned for sale, our attention will shift to locating a suitable buyer and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

Information relating to the properties owned, or previously owned, by the Partnership or its joint ventures is presented below:

•	The Greenville Center property was sold on September 30, 2002.

•	Stockbridge Village Shopping Center was sold on April 29, 2004.

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The 4400 Cox Road property was sold on June 21, 2005.

•	The Boeing at the Atrium property is currently 57% occupied by Boeing. The existing Boeing lease extends through March 2008. We are marketing the current vacant space for lease.

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

Short-Term Liquidity

We generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $222,000 for the nine months ended September 30, 2007, which were used primarily to fund operating distributions to Class A limited partners of approximately $188,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We expect operating distributions from the Joint Ventures to decline in the near-term as a result of the reduction in square footage leased at Boeing at the Atrium and our intention to fund our pro-rata share of anticipated re-leasing costs for Boeing at the Atrium for this vacant space. To the extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from Boeing at the Atrium, our expectations of future cash flows, and determination of near-term cash needs for re-leasing costs and other capital improvements for the remaining property owned by Fund II-III Associates.

We believe that the cash on hand, including net proceeds from the sale of properties, and distributions due from Fund II-III Associates are sufficient to cover our working capital needs, including liabilities of approximately $83,000 as of September 30, 2007.

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

As of September 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
				Amount	Purpose
Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0
Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	57.2%	6,879,238	626,466	• Re-leasing 4400 Cox Road building (2004)	6,252,772	0
Holcomb Bridge Property (sold in 2004)	$6,889,379	8.8%	607,643	58,283	• Re-leasing 4400 Cox Road building (2004)	549,360	0
Brookwood Grill (sold in 2004)	$2,318,115	37.7%	872,770	84,746	• Re-leasing 4400 Cox Road building (2004)	788,024	0
4400 Cox Road (sold in 2005)	$6,308,796	57.2%	3,609,357	0	—	2,833,662	775,695

Total			$14,240,195	$769,495		$12,695,005	$775,695

Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our share of anticipated re-leasing costs for the recently vacated space at Boeing at the Atrium.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures were $50,362 and $6,511 for the three months ended September 30, 2007 and 2006, respectively and $125,619 and $64,187 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily attributable to (i) lease termination income earned by Fund II-III Associates resulting from Boeing’s early lease termination in the third quarter of 2007, (ii) an adjustment to 2006 operating expense reimbursement billings to Boeing made in the first quarter of 2007, partially offset by (iii) a decrease in rental income from the aforementioned lease termination. The Joint Ventures bill tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Absent new leasing activity at Boeing at the Atrium, we anticipate equity in income of Joint Ventures to decrease in the near-term as a result of the reduction of square footage leased at Boeing at the Atrium and the non-recurring lease termination income recognized in the third quarter of 2007.

Expenses

General and administrative expenses were $36,598 and $32,444 for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to an increase in accounting fees and printing costs, substantially all of which resulted from reporting and regulatory requirements.

General and administrative expenses were $113,090 and $124,330 for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily attributable to a decline in legal fees, partially offset by an increase in accounting fees and administrative costs within the portfolio, substantially all of which resulted from reporting and regulatory requirements. We anticipate increases in administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was relatively stable at $15,434 for the three months ended September 30, 2007 and $17,004 for the three months ended September 30, 2006.

Interest and other income was $46,217 and $41,724 for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and distributions of net sale proceeds to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amount of the remaining property in which we have an ownership interest, through investment in Fund II-III Associates, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair value is calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market price, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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