Form 10-Q
period 2008-09-30
WELLS REAL ESTATE FUND III L P
filed 2008-11-07
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our remaining real estate property, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 along with Item 1A. of Part II of this report for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND III, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30, 2008	December 31, 2007
Investment in joint venture	$2,347,916	$2,059,276
Cash and cash equivalents	709,598	1,244,856
Due from joint venture	0	19,999
Other assets	1,423	5,005

Total assets	$3,058,937	$3,329,136

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$10,495	$11,020
Due to affiliates	8,862	6,791

Total liabilities	19,357	17,811

PARTNERS’ CAPITAL:
Limited partners:
Class A –19,635,965 units issued and outstanding	3,039,580	3,311,325
Class B – 2,544,290 units and 2,544,540 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	0	0
General partners	0	0

Total partners’ capital	3,039,580	3,311,325

Total liabilities and partners’ capital	$3,058,937	$3,329,136

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
EQUITY IN INCOME (LOSS) OF JOINT VENTURE	$(103,848)	$50,362	$(155,373)	$125,619

EXPENSES:
General and administrative	38,246	36,598	137,576	113,090

INTEREST AND OTHER INCOME	4,848	15,434	21,204	46,217

NET INCOME (LOSS)	$(137,246)	$29,198	$(271,745)	$58,746

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(137,246)	$29,198	$(271,745)	$58,746

CLASS B	$0	$0	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(0.01)	$0.00	$(0.01)	$0.00

CLASS B	$ 0.00	$0.00	$ 0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2006	19,635,965	$3,485,028	2,544,540	$0	$0	$3,485,028

Net income	0	13,855	0	0	0	13,855
Distributions of operating cash flow ($0.01 per Class A Unit)	0	(187,558)	0	0	0	(187,558)

BALANCE, December 31, 2007	19,635,965	3,311,325	2,544,540	0	0	3,311,325

Class B limited partner rescission	0	0	(250)	0	0	0
Net loss	0	(271,745)	0	0	0	(271,745)

BALANCE, September 30, 2008	19,635,965	$3,039,580	2,544,290	$0	$0	$3,039,580

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(271,745)	$58,746
Operating distributions received from joint venture	83,346	285,736
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss of joint venture	155,373	(125,619)
Changes in assets and liabilities:
Decrease in other assets	3,582	122
Decrease in accounts payable and accrued expenses	(525)	(1,215)
Increase in due to affiliates	2,071	4,528

Net cash (used in) provided by operating activities	(27,898)	222,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(507,360)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(187,552)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(535,258)	34,746

CASH AND CASH EQUIVALENTS, beginning of period	1,244,856	1,187,998

CASH AND CASH EQUIVALENTS, end of period	$709,598	$1,222,744

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$62,517

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through a joint venture with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and property:

Joint Venture	Joint Venture Partners	Property
Fund II and Fund III Associates (“Fund II-III Associates ” or the “Joint Venture”)	• Fund II and Fund II-OW* • Wells Real Estate Fund III, L.P.	2100Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas

*	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

Condensed financial information for the Joint Venture in which the Partnership held direct interests for the three months and nine months ended September 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund II-III Associates	$292,857	$556,709	$(286,555)	$138,619	$0	$335	$(286,555)	$138,954

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund II-III Associates	$656,573	$1,553,500	$(437,044)	$344,298	$7,999	$2,245	$(429,045)	$346,543

The Partnership allocates its share of net income, net loss, and gain on sale generated by the property owned by the Joint Venture to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Venture results are provided below:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund II-III Associates	$7,999	$0	$7,999	$2,245	$0	$2,245

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of December 31, 2007 represents operating cash flow generated by the Joint Venture for the three months ended December 31, 2007, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s property owned through the Joint Venture equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture is $1,321 and $15,756 for the three months ended September 30, 2008 and 2007, respectively, and $5,666 and $33,446 for the nine months ended September 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,292 and $15,707 payable to Wells Capital and Wells Management for the three months ended September 30, 2008 and 2007, respectively, and $65,286 and $56,268 for the nine months ended September 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2008 and December 31, 2007 represents administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product in the amount of approximately $76.1 million as of October 31, 2008. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have sold five assets with only one property remaining in the portfolio. The lease with Boeing/Shuttle Division (“Boeing”), the sole tenant at 2100 Space Park Drive, expired on March 31, 2008. On April 24, 2008, Fund II-III Associates entered into a 90-month lease agreement with Hoyer Global (USA), Inc. (“Hoyer”) to occupy approximately 19% of 2100 Space Park Drive. On July 3, 2008, Fund II-III Associates entered into a 63-month lease agreement with

Lockheed Martin Corporation (“Lockheed”) to occupy approximately 52% of 2100 Space Park Drive. Our focus at this time involves concentrating on leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our remaining asset for our limited partners.

The third quarter 2008 operating distributions to limited partners holding Class A Units were reserved as a result of funding our pro rata share of capital improvements and the re-leasing costs associated with the recently executed leases at 2100 Space Park Drive. Our General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily as a result of our intention to fund our pro rata share of anticipated capital improvements and re-leasing costs at 2100 Space Park Drive. Once the details surrounding the leasing and disposition efforts for 2100 Space Park Drive become known, our General Partners will evaluate if distributions of net sale proceeds are appropriate.

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

Information relating to the properties owned, or previously owned, by the Partnership or its joint ventures is presented below:

•	The Greenville Center property was sold on September 30, 2002.

•	Stockbridge Village Shopping Center was sold on April 29, 2004.

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The 4400 Cox Road property was sold on June 21, 2005.

•	The 2100 Space Park Drive property, located in Houston, Texas, is approximately 71% leased following the commencement of the Lockheed lease. We continue to market the remaining vacant space for lease.

The Impact of Current Economic Conditions on our Property

The fundamentals of the U.S. office real estate market continue to weaken due to dislocation in the financial services industry and have been recently exacerbated by the global financial crisis. During the nine months ended September 30, 2008, national vacancy rates rose steadily by approximately 90 basis points to 14.1%. During October 2008, vacancy rates have continued to increase as have sublease inventory levels. Rising sublease inventories will create additional competition for landlords with direct space and, thus, will result in downward pressure on the rents that landlords are able to achieve with new leases.

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our property may be affected is dependent upon the contractual rental rates currently provided in existing leases at our remaining property. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds, such as the Partnership, that own fewer properties, and those with current vacancies or near-term tenant rollover, may face a challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the remaining property owned by Fund II-III Associates and the portfolio with operating cash flows, including current and prior period operating distributions received from Fund II-III Associates, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are not sufficient to fund our recurring operations, net sale proceeds will be utilized. To the extent that net sale proceeds are not sufficient to fund our recurring operations, the General Partners are pursuing other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2008, we used net operating cash flows, including distributions received from the Joint Venture, of approximately $28,000 primarily to fund our pro rata share of capital improvements for 2100 Space Park Drive. Operating distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We expect operating distributions from the Joint Venture will decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs and capital improvements for 2100 Space Park Drive and absorbing the rental abatement periods associated with the recent leasing activity at 2100 Space Park Drive. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the 2100 Space Park Drive, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for the remaining property. During the nine months ended September 30, 2008, we invested approximately $507,000 in Fund II-III Associates primarily to fund re-leasing costs and capital improvements at 2100 Space Park Drive.

We believe that the cash on hand, including net proceeds from the sale of properties, may not be sufficient to cover our working capital needs, including funding our pro rata share of anticipated re-leasing costs and capital improvements for 2100 Space Park Drive. Therefore, the General Partners are pursuing other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net sale proceeds generated from the strategic sale of the remaining property and the aforementioned funding options being pursued by the General Partners. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund II-III Associates. Future cash flows from operating activities will be primarily affected by distributions received from Fund II-III Associates, which are dependent upon the net operating income generated by the remaining property, less reserves for known capital expenditures.

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

Fund II-III Associates incurs capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our remaining property, and tenant improvements for the purpose of readying our remaining property for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not funded from the operations of Fund II-III Associates will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis. In the event that the Partnership cannot fund its pro rata share of capital or other expenditures, the General Partners will consider other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners.

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are not sufficient to fund such costs, net sale proceeds reserves would then be utilized. If net sale proceeds reserves are not sufficient to fund such costs, the General Partners are pursuing other funding options previously mentioned.

As of September 30, 2008, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2008	Undistributed Net Sale Proceeds as of September 30, 2008
				Amount	Purpose
Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0
Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	57.2%	6,879,238	626,466	• Re-leasing of 4400 Cox Road (2004)	6,252,772	0
Holcomb Bridge Property (sold in 2004)	$6,889,379	8.8%	607,643	58,283	• Re-leasing of 4400 Cox Road (2004)	549,360	0
Brookwood Grill (sold in 2004)	$2,318,115	37.7%	872,770	84,746	• Re-leasing of 4400 Cox Road (2004)	788,024	0
4400 Cox Road (sold in 2005)	$6,308,796	57.2%	3,609,357	100,000	• Capital improvements for 2100 Space Park Drive (2008)	2,833,662	675,695

Total			$14,240,195	$869,495		$12,695,005	$675,695

Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our pro rata share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive.

Results of Operations

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of Joint Venture is $(103,848) and $50,362 for the three months ended September 30, 2008 and 2007, respectively, and $(155,373) and $125,619 for the nine months ended September 30, 2008 and 2007, respectively. These increases in loss are primarily attributable to the following activities at the 2100 Space Park Drive property (i) repairing damage caused by Hurricane Ike, (ii) a decrease in rental income as a result of the Boeing lease expiration in March 2008, partially offset by (iii) an increase in rental income related to the recently executed leases with Hoyer and Lockheed.

We anticipate that equity in loss of Joint Venture will decline in the near-term as a result of incurring repair costs in the third quarter of 2008 at 2100 Space Park Drive related to the damage caused by Hurricane Ike.

Expenses

General and administrative expenses remained relatively stable at $38,246 for the three months ended September 30, 2008 and $36,598 for the three months ended September 30, 2007.

General and administrative expenses were $137,576 and $113,090 for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily attributable to an increase in legal fees and administrative costs incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $4,848 and $15,434 for the three months ended September 30, 2008 and 2007, respectively, and $21,204 and $46,217 for the nine months ended September 30, 2008 and 2007, respectively. The decreases are primarily attributable to a decrease in the average amount of cash held during the respective periods and a decline in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and distributions of net sale proceeds to the limited partners.

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

The estimated useful lives of the Joint Venture’s assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that Fund II-III Associates utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Venture may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the estimated fair values and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2008.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Venture and net income of the Partnership.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2007 includes various risk factors applicable to the Partnership. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions and turmoil in the credit markets may cause market rental rates and property values to decline and may impede disposition of a property at commercially reasonable terms.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole on a going-forward basis. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our remaining property to obtain financing. Therefore, this may affect our timing and/or ability to sell this property at commercially reasonable terms. No assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 7, 2008	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

Exhibit No.	Description

*10.1	Office Lease with Lockheed Martin Corporation relating to 2100 Space Park Drive (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund II for the quarter ended June 30, 2008, Commission File No. 0-16518)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference