Form 10-Q
period 2009-03-31
WELLS REAL ESTATE FUND III L P
filed 2009-05-13
CIK 838856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our remaining real estate property, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND III, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND III, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2009	December 31, 2008
Investment in joint venture	$2,642,462	$2,841,331
Cash and cash equivalents	116,499	213,370
Other assets	105	461

Total assets	$2,759,066	$3,055,162

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$17,218	$14,539
Due to affiliates	46,710	20,731

Total liabilities	63,928	35,270

PARTNERS’ CAPITAL:
Limited partners:
Class A – 19,635,965 units issued and outstanding	2,695,138	3,019,892
Class B – 2,544,290 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	2,695,138	3,019,892

Total liabilities and partners’ capital	$2,759,066	$3,055,162

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2009	2008
EQUITY IN INCOME (LOSS) OF JOINT VENTURE	$(276,785)	$5,592

INTEREST AND OTHER INCOME	432	10,338

GENERAL AND ADMINISTRATIVE EXPENSES	48,401	53,453

NET LOSS	$(324,754)	$(37,523)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(324,754)	$(37,523)

CLASS B	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(0.02)	$0.00

CLASS B	$ 0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2007	19,635,965	$3,311,325	2,544,540	$0	$0	$3,311,325

Class B limited partner rescission	0	0	(250)	0	0	0
Net loss	0	(291,433)	0	0	0	(291,433)

BALANCE, December 31, 2008	19,635,965	3,019,892	2,544,290	0	0	3,019,892

Net loss	0	(324,754)	0	0	0	(324,754)

BALANCE, March 31, 2009	19,635,965	$2,695,138	2,544,290	$0	$0	$2,695,138

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,754)	$(37,523)
Operating distributions received from joint venture	0	19,999
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of joint venture	276,785	(5,592)
Changes in assets and liabilities:
Decrease in other assets	356	1,763
Increase in accounts payable and accrued expenses	2,679	14,032
Increase in due to affiliates	25,979	3,474

Net cash used in operating activities	(18,955)	(3,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture	(77,916)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,871)	(3,847)

CASH AND CASH EQUIVALENTS, beginning of period	213,370	1,244,856

CASH AND CASH EQUIVALENTS, end of period	$116,499	$1,241,009

See accompanying notes.

WELLS REAL ESTATE FUND III, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 (unaudited)

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

The Partnership owns an indirect interest in all of its real estate assets through a joint venture with other entities affiliated with the General Partners. During the periods presented, the Partnership owned an interest in the following joint venture (the “Joint Venture”) and property:

Joint Venture	Joint Venture Partners	Property
Fund II and Fund III Associates (“Fund II-III Associates” or the “Joint Venture”)	• Fund II and Fund II-OW(1) • Wells Real Estate Fund III, L.P.	2100 Space Park Drive(2) A four-story office building located in Houston, Texas

(1)	Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	This property was sold in April 2009.

Wells Real Estate Fund II and Wells Real Estate Fund II-OW are affiliated with the Partnership through one or more common general partners. The property described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing property, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable interest entity. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Venture may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
(“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Distribution of Net Sale Proceeds

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

Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 was effective for the Partnership for the fiscal year beginning January 1, 2009. FSP 157-2 has not had a material impact on the Partnership’s financial statements to date.

3.	INVESTMENT IN JOINT VENTURE

Impairment of Real Estate Assets

After careful consideration, Fund II-III Associates concluded that pursuing a strategy to sell 2100 Space Park Drive in its current condition would be in the best interests of its joint venture partners. Effective April 24, 2009, Fund II-III Associates entered into a contract to sell 2100 Space Park Drive for $8,000,000. As a result, Fund II-III Associates reevaluated the recoverability of the property’s carrying value and recorded an impairment loss of approximately $850,000 (approximately $308,000 of which was allocated to the Partnership) to reduce the carrying value of the property to a revised estimate of its fair value based on the $8,000,000 contract price, less estimated selling costs, as of March 31, 2009.

Summary of Financial Information

Condensed financial information for the Joint Venture in which the Partnership held a direct interest for the three months ended March 31, 2009 and 2008, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund II-III Associates	$507,141	$291,724	$(763,756)	$14,540	$0	$857	$(763,756)	$15,397

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund II-III Associates	$0	$0	$0	$857	$0	$857

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s property owned through the Joint Venture equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $8,123 and $4,180 for the three months ended March 31, 2009 and 2008, respectively.

Beginning in October 2008, Wells Management elected to defer the receipt of management and leasing fees due from the Partnership through its interests in the Joint Venture. As of March 31, 2009, the Partnership owed aggregate management and leasing fees, through its interests in the Joint Venture, to Wells Management of approximately $10,800, which is due from Fund II-III Associates and, accordingly, is included in investment in joint venture in the accompanying balance sheets.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on estimates of the amount of time spent dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,632 and $21,948 payable to Wells Capital and Wells Management for the three months ended March 31, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Beginning in October 2008, Wells Management and Wells Capital elected to defer the receipt of administrative reimbursements due from the Partnership. As of March 31, 2009, the Partnership owed aggregate administrative reimbursements and bill-backs to Wells Management and Wells Capital of $46,710, which is included in due to affiliates in the accompanying balance sheets.

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

Wells Capital and Wells Management are both owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $49.4 million as of April 30, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The time for the defendants to respond to the motion for leave to amend the complaint has not yet expired. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage the Partnership’s operations and portfolio of investments.

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

2100 Space Park Drive Sale

On April 30, 2009, Fund II-III Associates sold 2100 Space Park Drive to an unrelated third party for a gross sale price of $8,000,000. During the first quarter of 2009, Fund II-III Associates reduced the carrying value of 2100 Space Park Drive to its estimated fair value, less estimated costs to sell, by recording an impairment loss of approximately $850,000. As a result of this sale, net proceeds of approximately $2,792,000 and a gain of approximately $16,000 were allocated to the Partnership in the second quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. With the sale of 2100 Space Park Drive in April 2009, we have sold all of the real estate assets in which we owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership.

Having sold all of the real estate assets within the portfolio, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership.

Property Summary

As of March 31, 2009, we were in the disposition-and-liquidation phase of our life cycle. With the sale of 2100 Space Park Drive in April 2009, we have sold all of the real estate assets in which we owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership.

Information relating to the properties owned, or previously owned, by the Partnership or its joint ventures is presented below:

•	The Greenville Center property was sold on September 30, 2002.

•	Stockbridge Village Shopping Center was sold on April 29, 2004.

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The 4400 Cox Road property was sold on June 21, 2005.

•	The 2100 Space Park Drive property was sold on April 30, 2009.

Liquidity and Capital Resources

Overview

Our operating strategy has entailed funding expenditures related to the recurring operations of the joint ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the joint ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, any residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, were generally paid quarterly. To the extent that operating cash flows were not sufficient to fund our recurring operations, net sale proceeds would have been utilized. The ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.

Short-Term Liquidity

During the three months ended March 31, 2009, we generated net operating cash outflows of approximately $19,000 primarily as a result of fully absorbing rental abatements at 2100 Space Park Drive. We expect future operating distributions from the Joint Venture to cease as a result of selling the remaining property, 2100 Space Park Drive. During the three months ended March 31, 2009, we invested a combination of operating cash reserves and net proceeds from the sale of properties of approximately $78,000 in Fund II-III Associates primarily to fund our pro rata share of re-leasing costs and capital improvements at 2100 Space Park Drive.

We believe that the cash on hand, including net proceeds from the sale of properties, will be sufficient to cover our working capital needs.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that were generated from the sale of our properties as previously mentioned.

Capital Resources

Following the sale of the remaining real estate assets in which the Partnership held interests in April 2009, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount cash reserves needed to settle estimated liabilities of the Partnership and intend to distribute the remaining cash balances to the limited partners pursuant to the provisions of the partnership agreement.

As of March 31, 2009, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2009	Undistributed Net Sale Proceeds as of March 31, 2009
Property Sold				Amount	Purpose

Greenville Center (sold in 2002)	$2,271,187	100.0%	$2,271,187	$0	—	$2,271,187	$0

Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	57.2%	6,879,238	626,466	• Re-leasing of 4400 Cox Road (2004)	6,252,772	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	8.8%	607,643	58,283	• Re-leasing of 4400 Cox Road (2004)	549,360	0

Brookwood Grill (sold in 2004)	$2,318,115	37.7%	872,770	84,746	• Re-leasing of 4400 Cox Road (2004)	788,024	0

4400 Cox Road (sold in 2005)	$6,308,796	57.2%	3,609,357	679,640	• Capital improvements for 2100 Space Park Drive (2008 and 2009) • Funding of Partnership operating expenses (2009)	2,833,662	96,055

Total			$14,240,195	$1,449,135		$12,695,005	$96,055

After quarter-end, we received approximately $2,792,000 of net sale proceeds from the April 2009 disposition of 2100 Space Park Drive which would be in addition to amounts listed in the table above.

Results of Operations

Equity in Income (Loss) of Joint Venture

Equity in income (loss) of Joint Venture is $(276,785) and $5,592 for the three months ended March 31, 2009 and 2008, respectively. The decrease in income is primarily attributable to the following activities at the 2100 Space Park Drive property: (i) an impairment loss recognized by Fund II-III Associates in the first quarter of 2009, of which approximately $308,000 was allocated to the Partnership (see Note 3 to our financial statements included in this report), partially offset by (ii) an increase in rental income during the first quarter of 2009 as a result of the 2008 leasing activity and (iii) receipt of insurance proceeds in the first quarter of 2009 associated with clean up costs incurred as a result of Hurricane Ike in 2008.

We anticipate that equity in loss of Joint Venture will decline in the near term as a result of incurring an impairment loss on 2100 Space Park Drive, of which approximately $308,000 was allocated to the Partnership in the first quarter of 2009.

Interest and Other Income

Interest and other income was $432 and $10,338 for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily attributable to a decrease in the average amount of cash held during the respective periods as a result of investing in Fund II-III Associates to fund our pro-rata share of re-leasing costs and capital improvements at 2100 Space Park Drive and a decline in the daily interest yield.

Future levels of interest income will be largely dependent upon the timing of future dispositions and distributions of net sale proceeds to the limited partners.

General and Administrative Expenses

General and administrative expenses were $48,401 and $53,453 for the three months ended March 31, 2009 and 2008, respectively. This decrease is primarily attributable to a decline in legal services in 2009.

We anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on the amount of time necessary liquidate the partnership following the anticipated sale of 2100 Space Park Drive and future changes in our reporting and regulatory requirements.

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

Investment in Real Estate Assets

We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Venture’s assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that Fund II-III Associates utilized inappropriate useful lives or methods of depreciation, our net income would be misstated.

Evaluating the Recoverability of Real Estate Assets

We continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Venture may not be recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not be recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values would be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale.

In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, did not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, and recognize an impairment loss. Estimated fair values were calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the first quarter of 2009, Fund II-III Associates recorded an impairment loss on 2100 Space Park Drive of approximately $850,000 (approximately $308,000 of which was allocated to the Partnership) to reduce the carrying value of the property to a revised estimate of its fair value estimated based on an executed contract to sell the property for $8,000,000, less estimated selling costs.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, would have resulted in an incorrect assessment of the property’s future cash flows and fair value, and could have resulted in the misstatement of the carrying value of real estate assets held by the Joint Venture and net income of the Partnership.

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

Subsequent Event

2100 Space Park Drive Sale

On April 30, 2009, Fund II-III Associates sold 2100 Space Park Drive to an unrelated third party for a gross sale price of $8,000,000. During the first quarter of 2009, Fund II-III Associates reduced the carrying value of 2100 Space Park Drive to its estimated fair value, less estimated costs to sell, by recording an impairment loss of approximately $850,000. As a result of this sale, net proceeds of approximately $2,792,000 and a gain of approximately $16,000 were allocated to the Partnership in the second quarter of 2009.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND III, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 13, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND III, L.P.

Exhibit Number	Description of Document

*10.1	Purchase and Sale Agreement for the sale of 2100 Space Park Drive (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund II for the quarter ended March 31, 2009, Commission File No. 1-16518)

*10.2	First Amendment to Purchase and Sale Agreement for the sale of 2100 Space Park Drive
(Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund II for the quarter ended March 31, 2009, Commission File No. 1-16518)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference